Form 10KSB
period 1996-12-31
MILE MARKER INTERNATIONAL INC
filed 1997-03-31
CIK 930121

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

( ) Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
         For the transition period from ______  to  _______

         Commission file   Number 0-26150

                         MILEMARKER INTERNATIONAL, INC.
-------------------------------------------------------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

             New York                                        11-2128469
-------------------------------------------------------------------------------
(State or other jurisdiction                        IRS Employer Identification
of incorporation or organization)                              Number

               1450 S.W. 13th Court, Pompano Beach, Florida 33069
               --------------------------------------------------
                    (Address of principal executive offices)
                  Registrant's Telephone Number: (954) 782-0604
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this From 10-KSB. [ ]

State Registrant's revenues for its most recent fiscal year:  $3,754,679

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 28, 1997: $610,545.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of March 28, 1997, was 9,984,357 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         MILEMARKER INTERNATIONAL, INC.
                              REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
Item 1.     Description of the Business ..................................    4
Item 2.     Description of Properties ....................................    6
Item 3.     Legal Proceedings ............................................    7
Item 4.     Submission of Matters to Vote of Security Holders ............    7


                                     PART II

Item 5.     Market for Common Equity and related Shareholder Matters .....    7
Item 6.     Management's Discussion and Analysis .........................    9
Item 7.     Financial Statements .........................................   11
Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure .....................................   11


                                     PART III

Item 9.     Directors and Executive Officers .............................   12
Item 10.    Executive Compensation .......................................   12
Item 11.    Security Ownership of Certain Beneficial Owners and Management   13
Item 12.    Certain Relationships and Related Transactions ...............   14


                                     PART IV

Item 13.    Exhibits, Lists and Reports on Form 8-K ......................   14
Signatures ...............................................................   16

ITEM 1. DESCRIPTION OF THE BUSINESS

FORM, ORGANIZATION AND CHANGES
MileMarker International, Inc. (the "Company"), was organized as a New York corporation on August 15, 1960, under the name Nylo-Thane Plastics, Inc. On January 19, 1982, the Company's name was changed to Olan Laboratories International, Inc., and on December 28, 1993, the Company's name was changed to MileMarker International, Inc. From January 9, 1982 to December 28, 1993, the Company conducted business operations through a wholly-owned subsidiary, Olan Laboratories, Inc.

On December 12, 1993, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Reorganization Agreement") with MileMarker, Inc., a Florida corporation ("MileMarker"). Pursuant to the Reorganization Agreement, which was completed and closed on December 28, 1993, (i) the Company's common stock was reverse split on a one share for ten shares basis;
(ii) the par value of each share of common stock was changed from $.01 to $.001;
(iii) Olan Laboratories International, Inc. changed its name to MileMarker International, Inc.; and (iv) 7,000,000 post-reverse-split shares of the Company's common stock were exchanged for all of the outstanding common shares of MileMarker common stock, so that the shareholders of MileMarker became the controlling shareholders of the Company, and MileMarker became a wholly-owned subsidiary of the Company. Concurrently with the closing of the Reorganization Agreement, the Company sold its Olan Laboratories Inc. subsidiary to the Company's former president in payment of $15,000.

The Company, through its MileMarker subsidiary, is a manufacturer and distributor of specialized automobile parts for the 4-wheel drive utility/recreational/military vehicle markets. MileMarker and a predecessor company have been in business for over 16 years under the management of MileMarker's founder, Chairman and Chief Executive Officer Richard E. Aho, who is also the Chairman and Chief Executive Officer of the Company. The Company is one of three nationally recognized suppliers of wheel locking hubs. MileMarker's unique patented line of hydraulic winches use a vehicle's power steering pump as its source of energy. MileMarker also markets its patented four-wheel Selectric Drive coupling device.

PRINCIPAL PRODUCTS

HUBS
MileMarker is a manufacturer, assembler and distributor of specialized auto parts for the four-wheel drive recreational vehicle market. Hub products have been marketed under the "MileMarker" trade name since 1980. MileMarker's hub products include a patented locking wheel hub for four-wheel vehicles which locks a four-wheel drive vehicle's front axles to insure four-wheel drive, conversion kits and accessories. In addition to its own patented hubs, MileMarker has bought the rights to the well known line of Selectro@ wheel hubs for trucks. MileMarker's hubs are manufactured by its subcontractors in Taiwan and assembled as necessary in Pompano Beach, Florida. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items.

HYDRAULIC WINCHES
In November of 1994, MileMarker introduced a new patented (pending) line of vehicle mounted hydraulic winch kits which utilize the vehicle's power steering pump as their energy source. This unique hydraulic winch was designed for the recreational /utility vehicle two and four wheel drive market, but has also found strong acceptance from commercial utilities and the military. A two-speed version of this hydraulic winch is being manufactured for sale in early1997. MileMarker's hydraulic winch kits are very competitively priced against electric winches and have capabilities not found in electric winches, such as multiple safety features, durability, and continuous and silent operation. MileMarker distributes its hydraulic winch product line via an extensive wholesaler supply network in North America and worldwide that includes over 70,000 jobbers, 780 retail stores, 100 warehouses and millions of catalogues.

SELECTRIC DRIVES
MileMarker's newest product line is a patented Selectric Drive Fluid Coupling with only four moving parts. A four-wheel vehicle's drive requires some slippage to be engineered into the drive train to cope with adverse mechanical forces so that excessive wear and vibration will not cause dangerous handling problems and excessive fuel consumption. Generally, this slippage factor is met through complicated and expensive viscous couplers installed in a special transfer case. These couplers are similar in design and extremely difficult to service. Most couplers have up to 100 moving parts and use a series of friction plates in liquid to transfer power to the front wheels. The Company's management believes that MileMarker's Selectric Drive represents a major breakthrough in power transfer design.

MANUFACTURING
Neither the Company nor its MileMarker subsidiary manufactures its own products. Product components are sourced on a price and quality basis in the United States and Asia. Each component is manufactured pursuant to a separate purchase order on negotiated terms, which may vary with each purchase order based on general market conditions, availability of manufacturing capacity and the Company's time requirements. The Company is not dependent upon any manufacturer and would not be adversely affected if it were unable to continue business with any of its existing manufacturers.

COMPETITION

The Company's primary competitors in the hub and winch markets are Warn Industries, Milwaukee, Oregon; Ramsey, Inc., Tulsa Oklahoma; and Superwinch, Inc., Putnam, Connecticut.

MileMarker's two major hub competitors are Warn and AVM in Brazil, whose hubs are distributed in the U.S. by Superwinch. Warn is the Company's largest direct competitor, with several proprietary products competing against the Company's products, plus a long history of both OEM and aftermarket sales. Warn's market emphasis seems to be on the recreational automotive aftermarket and automotive OEM parts sales.

MileMarker's major winch competitors are Warn, Ramsey and Superwinch - none of which currently has a hydraulic winch designed around a power steering pump comparable to MileMarker's. Ramsey is the Company's second largest competitor in the winch market, and the Company makes private label hubs for Ramsey. Ramsey's market emphasis seems to be on industrial applications. Superwinch, Inc. is considered by the Company to be an indirect competitor which concentrates on mass markets and markets smaller, low-cost winches.

MANAGEMENT AND PERSONNEL

The Company's employees include the President/Chief Executive Officer, the Secretary/ Treasurer and two Sales and Marketing Vice Presidents. The Company has seventeen employees, thirteen of whom are employed at the Company's Pompano Beach, Florida, office. The Company also uses leased employees and independent sales representatives to supplement its salaried and hourly employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 9,200 square feet of warehouse space and administrative offices in Pompano Beach, Florida under long-term leases thru June 1998 at a monthly rent of $5,671, and rents approximately 400 square feet of warehouse space in Kalama, Washington on a month-to-month basis from the sister of the Company's Chairman at a monthly cost of $475. See "Certain Relationships and Related Transactions." MileMarker owns no manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company's operations or finances.

The Company is a party in a dispute being arbitrated by the American Arbitration
Association: MileMarker v. Gale A. Kronberger v. MileMarker, Case No. 77-133-0198-96. On May 8, 1996, Gale Kronberger filed a complaint against the Company's subsidiary, MileMarker, Inc., in the First Judicial District Court of Wyoming alleging a breach of certain royalty and confidentiality agreements and demanding an accounting, an injunction and damages of approximately $48,000. On May 31, 1996, the Company filed a complaint against Gale Kronberger in the Seventeenth Judicial Circuit Court in Broward County, Florida, for an order compelling arbitration. The Company's suit was abated on July 31, 1996, and Kronberger's suit was stayed on August 28, 1996 pending resolution via arbitration. The arbitration hearing is set for May 7, 1997 in Denver, Colorado. The Company believes that it has meritorious defenses against the action and intends to defend itself vigorously. The potential outcome of this matter cannot be determined at this time, and the accompanying financial statements do not reflect any adjustments that may result from this uncertainty.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.

Proxies are currently being solicited in connection with the Company's Annual Stockholders Meeting on April 24, 1997 to increase the number of the Company's authorized common shares to 20,000,000 shares, to elect two directors and to appoint the Company's independent public accountants for the 1997 fiscal year.


                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMKR. There is no active trading market for the Company's common stock.

The National Quotation Bureau, Inc. has advised the company that the following bid quotations have been reported for the period beginning January 1, 1995 and ended December 31, 1996:

                                                       Bid  Prices
                                                       -----------
                                                    High          Low
                                                    ----          ---
Quarter Ended March 31, 1995                        3/8           1/16
Quarter Ended June 30, 1995                         1/4           3/16
Quarter Ended September 30, 1995                    3/8           3/16
Quarter Ended December 31, 1995                     3/8           1/16
Quarter Ended March 31, 1996                        7/32          1/32
Quarter Ended June 30, 1996                         9/32          7/32
Quarter Ended September 30, 1996                    1/4           3/16
Quarter Ended December 31, 1996                     3/16          1/8

Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company has been advised that two member firms of the NASD are currently acting as market makers for the Company's common stock. However, there are no meaningful trading transactions currently for the Company's common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire the Company's common stock through the exercise of warrants or options.

As of June 26, 1996, there were 982 holders of record of the Company's common stock. Certain of the shares of the Company's common stock and warrants are held in "street name" and may, therefore, be held by several beneficial owners.

As of December 31, 1996, there were 9,984,357 shares of the Company's common stock issued and outstanding. Of those shares, 6,039,500 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Unless offered pursuant to a registration statement, restricted securities cannot be sold publicly for two years after their issuance on December 28, 1993 and June 4, 1996, at which time they may be sold pursuant to and subject to the volume and other limitations of SEC Rule 144.

On August 15, 1994, the Company completed the placement of 2,000,000 shares of its common stock in a transaction under SEC Regulation D, Rule 504. Accordingly, the shares issued in that placement may be freely traded under the Federal securities laws, although their sale may be restricted by state blue sky laws.

In connection with that placement of 2,000,000 shares of common stock, the Company issued to its placement agent a warrant, exercisable for five years, to purchase 150,000 shares of common stock of the Company at an exercise price of $.60 per share. Pursuant to the warrant and a registration rights agreement between the Company and the placement agent, the placement agent has demand registration rights as to the shares underlying its warrant. The Company also completed a private placement to a single individual on June 4, 1996 of 400,000 shares of its common stock at a price of $.50 per share.

The Company has not paid a cash dividend on the common stock since the reorganization of December 28, 1993. It intends to retain its earnings, if any, for use in its business. However, the payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements and its overall financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement. The information which follows includes results of the fiscal years ended December 31, 1996 and 1995.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the calendar years indicated:

                              1996 Amount        %      1995 Amount        %
                              ----------------------    ----------------------
Sales                         $ 3,754,679      100.0    $ 2,432,210      100.0
Cost of Sales                   2,337,310       62.3      1,587,224       65.3
                              -----------               -----------
   Gross Profit                 1,417,369       37.7        844,986       34.7
Selling, General and
 Administrative Expenses        1,468,908       39.1      1,082,352       44.5
                              -----------               -----------
Loss from Operations              (51,539)      (1.4)      (237,366)      (9.9)
Other Income (Expense)             16,845         .4        (74,360)      (3.0)
Interest  Expense                (104,394)      (2.3)       (71,368)      (2.9)
                              -----------               -----------
Loss Before Income Tax           (139,088)      (3.7)      (383,094)     (15.8)
Income Tax Benefit                     --                    28,703        1.2
                              -----------               -----------
    Net Loss                     (139,088)      (3.7)      (354,391)     (14.6)

The Company's total sales increased by approximately 54% from 1995 to 1996, with the major portion of the increase attributable to winch sales. Winch sales increased from about $133,000 in 1995 to about $1,118,000 in 1996. Sale of hubs and conversion kits also increased by approximately 18% from about $2,200,000 to about $2,600,000. The Company's gross margins on its sales increased from about 35% in 1995 to about 38% in 1996 as the Company's management was able to reduce unit purchase costs.

Selling, general and administrative expenses of the Company increased by about 34% in 1996 compared to 1995, with the majority of this increase due to increased selling costs required to achieve market recognition for the Company's unique hydraulic winch product. Excluding selling costs, the Company's general and administrative expenses increased by approximately $153,000 from 1995 to 1996, or about 17%. Most of this increase in general and administrative expense was attributable to higher staffing costs, professional fees and interest expense. The improvement in Other Income (Expense) in 1996 is due to higher royalties received compared to licensing costs paid and the forgiveness of interest on a shareholder loan.

The Company's net loss for 1996 was $139,088 compared to a net loss of $354,391 in 1995, and is primarily due to several non-recurring marketing costs associated with the introduction and promotion of the Company's hydraulic winch product line. Loss per common share decreased to $.01 from $.04 in 1996 versus 1995 based on 9,792,049 average number of shares outstanding in 1996 compared to 9,534,357 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $997,419 as compared to $795,539 at December 31, 1995, and a current ratio of 1.84 compared to 1.68. The major reason for this improvement is the continued funding of the Company's working capital through the issuance of additional common stock. During 1996, the Company received a total of $300,000 from the issuance of 450,000 shares and warrants and the conversion of debt. Cash used by the Company's operating activities decreased from about $763,000 in 1995 to $130,000 in 1996. At December 31, 1996, the Company had cash balances of $31,882 compared to $14,338 a year earlier.

During 1996, the Company increased its borrowings under its bank asset-based line of credit from $685,413 to $809,884 and paid down principal balances of notes payable by approximately $230,000. The Company's line of credit with a bank was increased to $850,000 on September 26, 1996, and was subsequently renewed and extended until March 31, 1997.

In order to meet the Company's need for significantly increased working capital to achieve its projected increased sales potential, the Company is negotiating with another asset-based lender for a $1,700,000 credit facility consisting of a two year term loan of $200,000 and a two year revolving line of credit of $1,500,000 based on a commitment binding through March 31, 1997. Such credit facility will include an interest rate of 3.5% above prime in addition to certain banking fees and will require as collateral a security interest in all of the Company's MileMarker, Inc. assets, including its accounts receivable and inventory.

The Company had no material commitments for capital expenditures at December 31, 1996.


ITEM 7. FINANCIAL STATEMENTS

The following is an index to the Financial Statements of the Company being filed herewith commencing at page F-1:

        Report of Independent Certified Public Accountants .........    F-1, F-2
        Consolidated Balance Sheets - December 31, 1996
            and December 31, 1995 ..................................    F-3
        Consolidated Statements of Operations - Years Ended
           December 31, 1996 and 1995 ..............................    F-4
        Consolidated Statements of Shareholders' Equity - Years
           Ended December 31, 1996 and 1995 ........................    F-5
        Consolidated Statements of Cash Flows - Years Ended
           December 31, 1996 and 1995 ..............................    F-6, F-7
         Notes to Consolidated Financial Statements ................    F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 12, 1996, October 1, 1996 and October 24, 1996, the Company filed a Report on Form 8K and two amendments thereto, which are incorporated herein by reference, announcing the change in the Company's independent certified public accountant from Frederick W. Smith, CPA to Spear, Safer, Harmon & Company, Certified Public Accountants.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 1996, the Executive Officers and Directors of the Company were as follows:

         Name              Age               Position
         ----              ---               --------
    Richard E. Aho         53                Chairman, President,
                                             Chief Executive Officer,
                                             Director

    Leslie J. Aho          40                Vice President, Treasurer,
                                             Secretary, Director

Richard E.Aho formed MileMarker, Inc. in 1984 to produce and market a series of new products in the automotive market. In 1980, Mr. Aho founded 4X4 Savings, Inc., a predecessor of MileMarker, Inc., to sell a cost-saving product which was designed for the 4-wheel drive segment of the automotive industry. From 1972 to 1980, he was the owner and operator of the Tire Place, Inc., Reinier, Oregon, an active retailer of specialty tires and accessories. Mr. Aho became Chairman and Chief Executive Officer of the Company on December 28, 1993.

Leslie J. Aho has supervised the operations of MileMarker, Inc. since its inception and became Vice President, Secretary, Treasurer and a Director of the Company on December 28, 1993. She is the executive officer responsible for the Company's production planning, manufacturing and human resources management. Ms. Aho is the wife of Richard Aho.

Each director of the Company will serve until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer will serve until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 1995 and 1996, the Company believes that Richard Aho and Leslie Aho did not file Form 5 for the Company's 1995 fiscal year on a timely basis. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with
Section 16(a)

ITEM  10.  EXECUTIVE COMPENSATION

The following table and notes present for the three years ended December 31, 1996, compensation paid by the Company to Richard E. Aho, its President and Chief Executive Officer, who is the only executive officer whose total compensation exceeded $100,000 in any of the years ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                       Annual
                                   Fiscal           Compensation
Name and Position                   Year              - Salary
----------------------------------------------------------------
Richard  E. Aho, President          1996              $112,750
Chief Executive Officer             1995              $129,250
                                    1994              $143,000

Mr. Aho has received no compensation from the Company other than his salary in each of these years noted above. No director receives any additional compensation for his or her services as a director. The Company has no option, profit sharing or pension plan currently in effect. During 1996, the Company had no written employment contract with any employee, nor did it have any termination of employment or change-in-control arrangement with any employee.

The Company does not have a compensation committee. Compensation is determined by the Board of Directors acting as a whole on the basis of the value of an employee or a contracted service to the Company, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Company's common stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock,
(ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group", as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 1996, the Company had issued and outstanding 9,984,357 shares of common stock.


Name and Address of                     Number of Shares          Percentage of
Beneficial Owner                       Beneficially Owned           Ownership
----------------                       ------------------           ---------
Richard E. Aho (1)                         2,525,000                  25.29%
1350 S.W. 13th Court
Pompano Beach, FL 33069

Leslie J. Aho (1)(2)                       2,525,000                  25.29%
1350 S.W. 13th Court
Pompano Beach, FL 33069

All Executive Officers and                 5,050,000                  50.58%
Directors as a group (2 persons)

------------------------
       (1)   Officer and Director
       (2)  Leslie J. Aho is the wife of Richard E. Aho


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July of 1995, the Company borrowed $150,793 from Chairman and Chief Executive Officer Richard E. Aho and $45,000 from his mother-in law to purchase hydraulic winch inventory. These unsecured loans mature on December 31, 1998 and December 31, 1999, respectively, and both bear interest at an annual rate of 12% per annum. During 1996, Richard E. Aho waived the 1996 interest on his loan in the amount of $18,095.

The Company rents office and warehouse space in Kalama, Washington, from the sister of Richard E. Aho for $475.00 on a month to month basis. The Company also rents the use of a vehicle in Kalama, Washington for Company business purposes from the brother-in law of Richard E. Aho for consideration of $376.00 per month.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) EXHIBITS
The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:


Number                      Description
------                      -----------
2.1               Articles of Incorporation, as amended
2.2               By-Laws of Milemarker International, Inc.
3.1               Form of Common Stock Certificate
3.2               Warrant dated July 30, 1994 issued to Pennsylvania Merchant
                  Group, Ltd.
3.3               Registration Agreement between the Company and Pennsylvania
                  Merchant Group, Ltd.
6.1               Exchange of Stock Agreement between the Company and Olan
                  Laboratories International, Inc. dated December 12, 1993
23.1              Consent of Frederick W. Smith, CPA


(b) FORM 8-K
On September 12, 1996, October 1, 1996 and October 24, 1996, the Company filed a Form 8K and two amendments thereto, which are incorporated herein by reference, announcing the change in the Company's independent certified public accountant from Frederick W. Smith, CPA to Spear, Safer, Harmon & Company, Certified Public Accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MILEMARKER INTERNATIONAL, INC.


Dated: March 28, 1997               By: /s/ Richard E. Aho
                                       -----------------------------------------
                                    Richard E. Aho, Chairman, President
                                      and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


          Signatures                        Titles                         Dates
          ----------                        ------                         -----
     /s/ Richard E. Aho             President, Chairman,                March 28, 1997
------------------------------      Chief Executive Officer,
        Richard E. Aho              Chief Accounting Officer
                                    and Director


    /s/ Leslie J. Aho               Vice President, Secretary,          March 28, 1997
------------------------------      Treasurer and Director
      Leslie J. Aho

                                   [LETTERHEAD] SPEAR, SAFER, HARMON & CO., P.A.


                          Independent Auditors' Report


To the Board of Directors and Shareholders
MileMarker International Inc. and Subsidiary
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheet of MileMarker International, Inc. and Subsidiary as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MileMarker International, Inc. and Subsidiary as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Spear, Safer, Harmon & Co.
------------------------------
Miami, Florida
February 18, 1997

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and
Stockholders of Mile Marker International, Inc.


         I have audited the balance sheet of Mile Marker International, Inc and subsidiary as of December 31, 1995 and December 31, 1994, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Mile Marker International, Inc. as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Frederick W. Smith, CPA
---------------------------
Frederick W. Smith, CPA
Boca Raton, Florida
June 3, 1996

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                             1996           1995
                                                        --------------------------
ASSETS
CURRENT ASSETS
  Cash                                                  $    31,882    $    14,338
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000 in 1996 and $16,000 in 1995          548,056        378,945
  Inventory                                               1,592,352      1,564,000
  Other Receivables                                           3,555          7,257
  Prepaid Expenses                                            8,758          3,378
                                                        --------------------------
      Total Current Assets                                2,184,603      1,967,918

PROPERTY AND EQUIPMENT, NET                                 155,474        219,433

OTHER ASSETS
  Unamortized Patent Costs, net                              88,126         83,115
  Other Assets                                               26,293         50,396
                                                        --------------------------
    Total Other Assets                                      114,419        133,511
                                                        --------------------------
      TOTAL ASSETS                                      $ 2,454,496    $ 2,320,862
                                                        ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank Line of Credit                                   $   809,884    $   685,413
  Current Maturities Notes Payable                           66,095        296,289
  Accounts Payable                                          208,417        137,120
  Accrued Liabilities                                       102,788         53,557
                                                        --------------------------
    Total Current Liabilities                             1,187,164      1,172,379

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                              195,793        195,059
  Other Notes Payable                                        60,988        103,805
                                                        --------------------------
      Total Long-Term Notes Payable                         256,781        298,864
                                                        --------------------------
      TOTAL LIABILITIES                                   1,443,965      1,471,243
                                                        ==========================

SHAREHOLDERS' EQUITY

Common Stock, $.001 par value; 10,000,000 shares
  authorized, 9,984,357 shares issued and outstanding
  in 1996 and 9,784,354 issued in 1995                        9,984          9,784
Paid-in Capital                                           1,381,865      1,107,065
Accumulated Deficit                                        (381,318)      (242,230)
                                                        --------------------------
                                                          1,010,531        874,619
Less Treasury Stock, at cost                                     --        (25,000)

      TOTAL SHAREHOLDERS' EQUITY                          1,010,531        849,619
                                                        --------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 2,454,496    $ 2,320,862
                                                        ==========================


The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                         1996           1995
                                                     ---------------------------
SALES                                                $ 3,754,679    $ 2,432,210
COST OF SALES                                          2,337,310      1,587,224
                                                     ---------------------------

          GROSS PROFIT                                 1,417,369        844,986

SELLING EXPENSES                                         494,207        227,231

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and Wages                                     501,690        431,451
  Professional Fees                                      130,933         62,361
  Interest                                               104,394         71,368
  Rent                                                    78,683        100,311
  Depreciation and Amortization                           65,432         83,635
  Insurance                                               29,957         20,813
  Vehicle Expenses                                        39,668         37,170
  Research & Development                                  15,783          7,875
  Other                                                  112,555        111,505
                                                     ---------------------------
    Total General and Administrative Expenses          1,079,095        926,489
                                                     ---------------------------
          Total Expenses                               1,573,302      1,153,720
                                                     ---------------------------

LOSS FROM OPERATIONS                                    (155,933)      (308,734)

OTHER INCOME (EXPENSE)
  Forgiveness of Interest                                 18,045             --
  Licensing Costs and Royalties                           (1,200)       (74,360)
                                                     ---------------------------
          Total Other Income (Expense)                    16,845        (74,360)

Loss before Provision for Income Taxes                  (139,088)      (383,094)

Provision for Income Taxes (Benefit)                          --        (28,703)
                                                     --------------------------
      NET LOSS                                       $  (139,088)   $  (354,391)
                                                     ==========================
PER SHARE DATA:

  Weighted average shares outstanding                  9,792,049      9,534,357

  LOSS PER COMMON SHARE                              $     (0.01)   $     (0.04)



The accompanying Notes are an integral part of these financial statements.

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                                            RETAINED
                                    TOTAL               COMMON STOCK             TREASURY      PAID IN      EARNINGS
                                    EQUITY         SHARES         AMOUNT          STOCK        CAPITAL      (DEFICIT)
                                 --------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994      $ 1,204,010      9,784,354    $     9,784    $   (25,000)   $ 1,017,065    $   112,161

Net loss for year 1995              (354,391)             0              0              0              0       (354,391)
                                 --------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1995          849,619      9,784,354          9,784        (25,000)     1,107,065       (242,230)

Retirement of treasury shares              0       (250,000)          (250)        25,000        (24,750)             0

Net loss for year 1996              (139,088)             0              0              0              0       (139,088)

Sale of new common stock             200,000        400,000            400              0        199,600              0

Conversion of debt into common
  stock and warrant                  100,000         50,000             50              0         99,950              0

                                 --------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996      $ 1,010,532      9,984,354    $     9,984    $         0    $ 1,381,865    $  (381,317)
                                 ======================================================================================



The accompanying Notes are an integral part of these financial statements.

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                            1996            1995
                                                                                        -------------------------
OPERATING ACTIVITIES                                                                    $(139,088)      $(354,391)

Net loss
Adjustments to reconcile net loss to net cash
used by operating activities:
  Gain on sale of capital equipment                                                        (2,250)             --
  Provision for doubtful accounts                                                           5,042              --
  Depreciation and amortization                                                            65,432          83,635
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                    (174,153)        (19,785)
  Inventories                                                                             (28,352)       (458,358)
  Prepaid expenses                                                                         (5,380)          9,958
  Other receivables                                                                         3,702              --
  Other assets                                                                             24,103         (64,852)
(Decrease) increase in:
  Accounts payable                                                                         71,297          37,438
  Accrued liabilities                                                                      49,232           3,256
                                                                                        -------------------------
Net cash used by operating activities                                                    (130,415)       (763,099)

INVESTING ACTIVITIES

Capital equipment acquisitions                                                            (28,773)       (127,886)
Patent costs                                                                              (12,041)             --
Proceeds from sale of capital equipment                                                    17,250          29,304
                                                                                        -------------------------
Net cash used in investing activities                                                     (23,564)        (98,582)

FINANCING ACTIVITIES

Proceeds from sale of stock                                                               200,000              --
Net borrowings under line of credit                                                       124,171         213,765
Proceeds (repayment) of short-term vendor debt                                           (230,194)        292,100
Proceeds from long-term debt                                                              100,000         141,152
Proceeds from shareholder loans                                                               734         195,059
Principal payments on long-term debt                                                      (23,488)        (47,494)
Principal payments on capital leases                                                           --          (2,759)
                                                                                        -------------------------
Net cash provided by financing activities                                                 171,523         791,823

Increase (decrease) in Cash                                                                17,544         (69,856)

Cash at Beginning of Year                                                                  14,338          84,196

                                                                                        -------------------------
Cash at End of Year                                                                     $  31,882       $  14,338
                                                                                        =========================


The accompanying Notes are an integral part of these financial statements.

                MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS CONT'D
                    YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                                            1996           1995
                                                                                                         ------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest:                                                              $ 86,349         $70,808

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

  Disposal of capital equipment in full
  satisfaction of debt                                                                                   $ 19,329               -

  Conversion of note payable into common
  stock and warrant                                                                                      $100,000               -

  Retirement of treasury stock                                                                           $ 25,000               -



The accompanying Notes are an integral part of these financial statements.

                MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Basis of Presentation

The consolidated financial statements include the accounts of MileMarker International, Inc. and its wholly-owned subsidiary, MileMarker, Inc. (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   b. Organization and Business

MileMarker International, Inc., through its wholly-owned operating subsidiary, MileMarker Inc., is a distributor of a line of hubs, which are components in four-wheel drive automobile transmission systems, and an innovative line of recreational hydraulic winches used by owners of light trucks, sport utility vehicles and the military. The Company is one of three nationally-recognized suppliers of "Wheel Locking Hubs" as well as other accessory items. The Company also assembles and markets unique hydraulic winches which use a vehicles's power steering pump as the energy source as well as a "Selectric Drive" full-time 4 wheel drive coupling device. The Company's customer base is located throughout the United States and certain foreign countries.

   c. Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are reduced to the Company's large number of customers and their dispersion across many different states and worldwide. The Company conducts ongoing credit evaluations of its customers and does not require collateral or other security from most customers.

   d. Inventory

Inventories consist of merchandise purchased for resale and are valued at the lower of cost (first-in, first-out basis) or market.

                MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   e. Property and Equipment

Property and equipment are stated at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, usually five years. Expenditures for repairs and maintenance are charged to operations as incurred, and additions and improvements that extend the lives of the assets are capitalized.

   f.  Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   g. Earnings Per Share

Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares consisting of shares issued and issuable upon exercise of stock options and warrants (using the treasury method). In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

   h. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   i. Reclassifications

Certain reclassifications have been made to the 1995 data previously reported to conform to the presentation for 1996.

                MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. INVENTORY

The Company's products are primarily manufactured overseas and arrive in the United States substantially complete and require very little preparation for distribution. At December 31, 1996 and December 31, 1995, approximately $64,000 and $56,000, respectively, of the Company's inventory was in transit to the United States from overseas. Costs associated with preparing inventory for sale are more appropriately classified as period costs rather than inventoriable costs because the Company's management believes that its sales function more closely resembles that of a distributor than of a manufacturer.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 and December 31, 1995 consist of the following:

                                                         1996            1995
                                                         ----            ----
         Leased property                              $     -0-       $  62,529
         Molds, dies and tooling                        633,052         604,923
         Autos and trucks                                48,417         129,945
         Office equipment                                52,414          44,385
                                                      ---------       ---------
                                                        733,883         841,782
         Less accumulated depreciation                 (578,409)       (622,349)
                                                      ---------       ---------
                                                      $ 155,474       $ 219,433
                                                      =========       =========

The leased property was fully amortized at December 31, 1995 and consequently was written off during 1996.

4. OTHER ASSETS

Other assets at December 31, 1996 and December 31, 1995 consist of the following:


                                                           1996           1995
                                                           ----           ----
         Patents, net of amortization                    $ 88,126       $ 83,115
         Rental security deposits                          11,229         11,808
         CSVI - officers' life insurance                   15,064          4,826
         Refundable income taxes                              -0-         33,762
                                                         --------       --------
                                                         $114,419       $133,511
                                                         ========       ========

                MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. NOTES PAYABLE

Notes payable at December 31, 1996 and December 31, 1995 consist of the following:


                                                                    1996           1995
                                                                    ----           ----
         Note payable - bank under revolving credit
         agreement, interest at Prime plus 3.0%, secured
         by accounts receivable and inventory                    $ 809,884    $  663,765

         Unsecured note payable in installments,
         interest at 12%, with final
         payment due July 1, 2000                                   52,500        68,750

         Short-term notes due vendors, with an
         average interest rate of 9%                               42, 562       292,100

         Notes payable to financial institutions at
         various interest rates from 10.25% to
         10.60%, secured by autos and trucks                        32,021        60,892
                                                                 ---------    ----------
                                                                   936,967     1,085,507
         Less amounts due within one year                         (875,978)     (981,702)
                                                                 ---------    ----------
                  Amount due after one year                      $  60,988    $  103,805
                                                                 =========    ==========


During 1996, the Company renewed its revolving credit agreement with a bank, increasing the maximum borrowings to $850,000 subject to adequate collateral levels of inventory and accounts receivable and extending the expiration date to March 31, 1997. The credit agreement contains certain affirmative, negative and financial covenants which, among others, specify minimum net worth requirements and maintenance of minimum interest coverage. The Company is in the process of replacing the existing credit facility with a $1,700,000 credit facility from another lender under the terms of a lending commitment valid through March 31, 1997 which includes interest of 3.5% over prime and other banking fees.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. NOTES PAYABLE (CONTINUED)

The aggregate maturities of notes payable at December 31, 1996 are as follows:

                           1997                $875,978
                           1998                  24,466
                           1999                  25,061
                           2000                  11,462
                                               --------
                                               $936,967
                                               ========

6. LICENSING AGREEMENT

The Company is obligated under a licensing agreement with Warn Industries, Inc. which grants the Company authority to utilize Warn's patents in the manufacture of certain locking hubs. The agreement calls for quarterly payments of 4% of sales on these hubs for a period of 10 years, with minimum payments of $325,000 and maximum payments of $600,000 during the life of the agreement. During 1996, the Company met the minimum payment requirements of the agreement.

7. INCOME TAXES

The Company has net operating loss carryforwards of approximately $650,000 which may provide future income tax benefits that expire through 2011. The deferred tax asset at December 31, 1996 consists of the following:

                  Net Operating Loss Carryforwards       $ 247,000
                  Valuation Allowance                     (247,000)
                                                         ---------
                                                                --
                                                         =========

Since any tax benefit is dependent upon future taxable earnings, the Company has not recognized such benefits for financial reporting purposes.

A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the year ended December 31, 1996 is as follows:

                  Federal income tax at statutory rate                   34.0 %
                  Effect of state rate                                    3.6 %
                  Benefit of net operating loss carryforward            (37.6)%
                                                                        -----
                      Income tax expense                                   -- %
                                                                        =====

                MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMON STOCK

On August 15, 1994, the company successfully completed a private placement of its common stock. The Company sold 2,000,000 shares of common stock at $.50 per share. The underwriter of the private placement was offered warrants to purchase 150,000 shares of the Company's common stock at a price of $.60 per share at any time within five years of the closing date. The warrants, which were sold for $150, are provided standard anti-dilution protection and are to be included in any registration statement filed by the Company in the future. Other features of this private placement are (1) the right of the underwriter to designate one director to the Company's Board of Directors for a period of three years and (2) the granting of a right of first refusal to the underwriter to act as managing underwriter or placement agent for any and all public or private offerings of the Company, or any successor to or subsidiary of the Company, for a period of three years. No warrants were exercised during 1996.

In August 1994, the Company purchased 250,000 shares of its common stock previously issued to a former promoter of the Company for the price of $25,000, or $.10 per share. These shares were retired by the Company in February of 1996.

On June 30, 1996, the Company completed a private placement of 400,000 shares of common stock at $.50 per share.

On December 31, 1996, the Company issued 50,000 shares of common stock and a warrant for 250,000 additional fully-paid shares to be issued by March 31, 1997 for consideration of $100,000 face value of a note payable (approximately $.33 per share).

On December 31, 1996, the Company sold an option exercisable by March 31, 1997 for the purchase of 100,000 shares of common stock for consideration of $11,300 (approximately $.113 per share).

9. RELATED PARTY TRANSACTIONS

During 1995, the Chairman and a related party advanced funds to the Company evidenced by two promissory notes in the amount of $150,793 and $45,000, respectively. The notes bear interest at the rate of 12% per annum, are subordinated to bank borrowings and are payable in full on December 31, 1998 and December 31, 1999, respectively. During 1996, the Chairman waived approximately $18,000 of interest that was accrued on this loan, which is included in Other Income in the accompanying Statements of Operations.

                MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company's Kalama, Washington office and warehouse is situated in the home of a relative of the Company's Chairman. The Company currently pays $475 per month on a month-to-month basis for this space. Additionally, the Company rents the use of a vehicle in Washington for Company purposes from the brother-in-law of the Company's Chairman for $376 a month.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office and warehouse facilities under leases through 1998. Current monthly rent payments are $6,146, including $475 in month-to month rents. Rent expense for the years ended December 31, 1996 and December 31, 1995 were $78,683 and $100,311, respectively. At December 31, 1996, the future minimum lease payments are as follows:

                           1997                    $68,052
                           1998                     28,355
                                                   -------
                                                   $96,407
                                                   =======

Legal

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company's operations or finances.

The Company is a party in a dispute being arbitrated by the American Arbitration
Association: MileMarker v. Gale A. Kronberger v. MileMarker, Case No. 77-133-0198-96. On May 8, 1996, Gale Kronberger filed a complaint against the Company's subsidiary, MileMarker, Inc., in the First Judicial District Court of Wyoming alleging a breach of certain royalty and confidentiality agreements and demanding an accounting, an injunction and damages of approximately $48,000. On May 31, 1996, the Company filed a complaint against Gale Kronberger in the Seventeenth Judicial Circuit Court in Broward County, Florida for an order compelling arbitration. The Company's suit was abated on July 31, 1996, and Kronberger's suit was stayed on August 28, 1996 pending resolution via arbitration. The arbitration hearing is set for May 7, 1997 in Denver, Colorado. The Company believes that it has meritorious defenses against the action and intends to defend itself vigorously. The potential outcome of this matter cannot be determined at this time, and the accompanying financial statements do not reflect any adjustments that may result from this uncertainty