Form 10QSB
period 1997-03-31
MILE MARKER INTERNATIONAL INC
filed 1997-04-29
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                              Commission file
          March 31, 1997                                      Number 0-26150


                         MILEMARKER INTERNATIONAL, INC.
                         ------------------------------
     (Exact Name Of Small Business Registrant As Specified In Its Charter)

   New York                                                       11-2128469
   --------                                                       ----------
(State or other                                                 (IRS Employer
jurisdiction of                                                 Identification
incorporation)                                                      Number)

                 1450 S.W. 13th Court, Pompano Beach, Florida 33069
                 --------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's Telephone Number: (954) 782-0604
                                                 --------------


      Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X              No
     ------               ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         On March 31, 1997, the Registrant had outstanding 9,984,357 shares of common stock, $.001 par value.

                         MILEMARKER INTERNATIONAL, INC.


                                      INDEX

                                                                                            Page No.
PART  I    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet, March 31, 1997 and
           December 31, 1996  ...........................................................      3

           Consolidated Statement of Operations, Three months ended
           March 31, 1997 and March 31, 1996   ..........................................      4

           Consolidated Statement of Cash Flows, Three months ended
           March 31, 1997 and March 31, 1996  ...........................................      5

           Notes to Condensed Consolidated Financial Statements .........................      6

Item  2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................     7-8

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ............................................................      8

Item 2.    Changes in Securities ........................................................      9

Item 3.    Defaults Upon Senior Securities ..............................................      9

Item 4.    Submission of Matters to a Vote of Security Holders ..........................      9

Item 5.    Other Information ............................................................      9

Item 6.    Exhibits and Reports on Form 8-K .............................................      9

SIGNATURES ..............................................................................     10


                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                    UNAUDITED

                                                                       March 31,   December 31,
ASSETS                                                                   1997         1996
                                                                    ------------   ------------
CURRENT ASSETS
  Cash                                                              $    43,904    $    31,882
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000                                                  568,885        548,056
  Inventory                                                           1,627,358      1,592,352
  Other Receivables                                                      40,280          3,555
  Prepaid Expenses                                                        7,335          8,758
                                                                    -----------    -----------
      Total Current Assets                                            2,287,762      2,184,603

PROPERTY AND EQUIPMENT, NET                                             166,807        155,474

OTHER ASSETS
   Deferred Financing Costs                                             122,000           --
   Unamortized Patent Costs, net                                         92,680         88,126
   Other                                                                 27,103         26,293
                                                                    -----------    -----------
      Total Other Assets                                                241,783        114,419

                                                                    -----------    -----------
        Total Assets                                                  2,696,352      2,454,496
                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                                        682,910        809,884
  Current Maturities Notes Payable                                       63,600         66,095
  Accounts Payable                                                      411,968        208,417
  Accrued Liabilities                                                   100,334        102,788
                                                                    -----------    -----------
      Total Current Liabilities                                       1,258,812      1,187,184

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                                          195,793        195,793
  Other Notes Payable                                                   216,210         60,988
                                                                    -----------    -----------
      Total Long-Term Notes Payable                                     412,003        256,781

                                                                    -----------    -----------
      Total Liabilities                                               1,670,815      1,443,965
                                                                    ===========    ===========

SHAREHOLDERS' EQUITY

Common Stock, $.001 par value; 10,000,000 shares
   authorized, 9,984,357 shares issued and outstanding                    9,984          9,984
Paid-in Capital                                                       1,381,865      1,381,865
Accumulated Deficit                                                    (366,312)      (381,318)
                                                                    -----------    -----------
      Total Shareholders' Equity                                      1,025,537      1,010,531

                                                                    -----------    -----------

Total Liabilities & Shareholders' Equity                            $ 2,696,352    $ 2,454,496
                                                                    ===========    ===========


The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996
                                    UNAUDITED



                                                             1997            1996
                                                         -----------    -----------
SALES                                                    $ 1,056,783    $ 1,127,798
COST OF SALES                                                664,486        709,963
                                                         -----------    -----------

              GROSS PROFIT                                   392,297        417,835

SELLING EXPENSES                                              62,509        139,851

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                        132,525        109,556
   Professional Fees                                          61,730          8,500
   Interest                                                   33,298         25,171
   Rent                                                       18,438         21,185
   Depreciation and Amortization                              16,999         19,952
   Insurance                                                  10,936          5,100
   Vehicle Expenses                                           11,766          5,838
   Research & Development                                      2,506          2,510
   Other                                                      20,635         41,447
                                                         -----------    -----------
      Total General and Administrative Expenses              308,833        239,259
                                                         -----------    -----------
              Total Expenses                                  371,34        379,110
                                                         -----------    -----------

INCOME FROM OPERATIONS                                        20,955         38,725

OTHER INCOME (EXPENSE)
    Royalty Income                                            11,617         17,770
    Licensing Costs                                          (17,566)       (18,793)
                                                         -----------    -----------
              Total Other Income (Expense)                    (5,949)        (1,023)

Income before Provision for Income Taxes                      15,006         37,702

Provision for Income Taxes (Benefit)                            --             --
                                                         -----------    -----------
      NET INCOME                                         $    15,006    $    37,702
                                                         ===========    ===========

PER SHARE DATA:

   Weighted average shares outstanding                     9,984,357      9,534,357

   INCOME PER COMMON SHARE                               $      0.00    $      0.00




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                    UNAUDITED



                                                             1997         1996
                                                         ---------    ---------
OPERATING ACTIVITIES

Net income                                               $  15,006    $  37,702
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization                             16,999       19,952
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                    (20,829)    (153,727)
    Inventories                                            (35,006)     164,538
    Prepaid expenses                                         1,424      (32,479)
    Other receivables                                      (36,725)        --
    Other assets                                              (810)        --
(Decrease) increase in:
    Accounts payable                                       203,551       89,693
    Accrued liabilities                                     (2,454)      28,267
                                                         ---------    ---------
Net cash used by operating activities                      141,156      153,946

INVESTING ACTIVITIES

Capital equipment acquisitions                             (26,232)     (10,509)
Patent costs                                                (6,656)     (13,960)
                                                         ---------    ---------
Net cash used in investing activities                      (32,888)     (24,469)

FINANCING ACTIVITIES

                                                           682,910         --
Repayment of bank line of credit                          (809,884)        --
Proceeds from long-term debt                               200,000         --
Deferred financing costs                                  (122,000)        --
Proceeds from shareholder loans                               --            734
Principal payments on long-term debt                       (47,272)     (98,388)
                                                         ---------    ---------
Net cash provided by financing activites                   (96,246)     (97,654)

Increase (decrease) in Cash                                 12,022       31,823

Cash at Beginning of Year                                   31,882       14,338

                                                         ---------    ---------
Cash at End of Year                                      $  43,904    $  46,161
                                                         =========    =========




The accompanying Notes are an integral part of these financial statements.

                         MILEMARKER INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:    BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of MileMarker International, Inc. and its wholly-owned subsidiary, MileMarker, Inc. (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of MileMarker International, Inc., as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

         Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period.



NOTE 2:    RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

         Sales for the three months ended March 31, 1997, of $1,056,783 reflect a 6% decrease from 1996 sales of $1,127,798 for the same period because the 1996 sales included the results of a one-time mail order campaign to generate recognition and sales volume at reduced prices for winches. The Company's product mix between winches and hubs/conversion kits remained the same for both periods, and the gross margin was approximately the same for both periods. Selling costs, however, decreased to approximately 6% of sales in 1997 from approximately 12% in 1996 due to different marketing methods used in 1997 to sell the winch product line. In 1997, the Company expanded its distribution network to sell its winches while in 1996 mail order advertising was used extensively to promote this product directly at the retail level.

         General and administrative expenses for the three months ended March 31, 1997 increased by $69,574, or about 29%, from $239,259 in 1996 to $308,833 in 1997. The most significant increases pertained to salaries, professional fees and interest costs. Professional fees were adversely affected by the legal costs of the Kronberger legal action (see Legal Proceedings). Relative to sales, total general and administrative expenses increased from approximately 21% in 1996 to 29% in 1997. Consequently, the Company's income from operations decreased from $38,725 in 1996 to $20,955 in 1997. During the three months of 1997, other expense was $5,949 compared to $1,023 during the prior year's similar period because royalty income decreased while licensing costs remained about the same. The three month net income for 1997 was $15,006 compared to a net income of $37,702 for the first quarter of 1996, and the income per common share was reduced to less than $.01 per share from $.01 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The company's current assets increased by $103,159 to $2,287,762 at March 31, 1997, compared to $2,184,603 at December 31, 1995, resulting in a current ratio of 1.82 on March 31, 1997, compared to 1.84 at December 31, 1996.

         Working capital increased by $31,531 from $997,419 on December 31, 1996, to $1,028,950 on March 31, 1997. Most of this increase is reflected in slightly higher levels of receivables and inventory. Decreased short-term borrowings were offset by significantly higher trade payables. The working capital increase during the three months ended March 31, 1997 was funded principally by a $200,000 two year term loan.

         The Company has no material commitments for major capital expenditures during 1997. However, during the quarter ending March 31, 1997, the Company paid approximately $25,000 for remaining 1996 tooling costs for the enhancements to its hydraulic winch product line.

         The Company funds its operations primarily through the collection of its receivables, with asset-based borrowings used primarily for seasonal needs. In order to meet the Company's need for significantly increased working capital to achieve its projected increased sales potential, Company's bank line of credit was replaced on March 31, 1997, with a $1,700,000 credit facility consisting of a two year term loan of $200,000 and a two year revolving line of credit of $1,500,000. This credit facility includes an interest rate of 3.5% above prime in addition to substantial banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its accounts receivable and inventory.


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.

The Company is a party in a dispute being arbitrated by the American Arbitration
Association: MileMarker v. Gale A. Kronberger v. MileMarker, Case No. 77-133-0198-96. On May 8, 1996, Gale Kronberger filed a complaint against the Company's subsidiary, MileMarker, Inc., in the First Judicial District Court of Wyoming alleging a breach of certain royalty and confidentiality agreements and demanding an accounting, an injunction and damages of approximately $48,000. On May 31, 1996, the Company filed a complaint against Gale Kronberger in the Seventeenth Judicial Circuit Court in Broward County, Florida, for an order compelling arbitration. The Company's suit was abated on July 31, 1996, and Kronberger's suit was stayed on August 28, 1996, pending resolution via arbitration. The arbitration hearing is set for May 7, 1997, in Denver, Colorado. The Company believes that it has meritorious defenses against the action and intends to defend itself vigorously. The potential outcome of this matter cannot be determined at this time, and the accompanying financial statements do not reflect any adjustments that may result from this uncertainty.

Item  2    Changes in Securities

         The holder of the 250,000 warrants issued on December 31, 1996, has agreed to the Company deferring issuance of the 250,000 common shares until April 24, 1997, when the Company's authorized shares will be increased from 10,000,000 shares to 20,000,000 shares.


Item 3     Defaults Upon Senior Securities

         None


Item  4    Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.

         Proxies were solicited in connection with the Company's Annual Stockholders Meeting on April 24, 1997, to increase the number of the Company's authorized common shares to 20,000,000 shares, to elect two directors and to appoint the Company's independent public accountants for the 1997 fiscal year.


Item  5    Other Information

         None


Item  6    Exhibits and Reports on Form 8K

         None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.





MILEMARKER INTERNATIONAL, INC.
        (Registrant)



        4-25-97                                /s/ Richard E. Aho
-------------------------                    ----------------------------------
        (Date)                               Richard E. Aho, President and
                                             Principal Accounting Officer

        4-25-97                                /s/ Leslie J. Aho
-------------------------                    ----------------------------------
        (Date)                               Leslie J. Aho, Secretary/Treasurer