Form 10QSB
period 1997-06-30
MILE MARKER INTERNATIONAL INC
filed 1997-08-01
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   Commission file
        June 30, 1997                                             Number 0-26150


                         MILEMARKER INTERNATIONAL, INC.
                         ------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

   New York                                                         11-2128469
---------------                                                   --------------
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

 Yes  X        No
    -----        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On June 30, 1997, the Registrant had outstanding 9,984,357 shares of common stock, $.001 par value.

                              MILEMARKER INTERNATIONAL, INC.

                                      INDEX

                                                                        Page No.
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets, June 30, 1997 and
         December 31, 1996  ...........................................      3

         Consolidated Statements of Operations, Three months ended
         June 30, 1997 and June 30, 1996  .............................      4

         Consolidated Statements of Operations, Six months ended
         June 30, 1997 and June 30, 1996  .............................      5

         Consolidated Statements of Cash Flows, Six months ended
         June 30, 1997 and June 30, 1996  ...... ......................      6

         Notes to Condensed Consolidated Financial Statements .........      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   8-10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................     10

Item 2.  Changes in Securities ........................................     10

Item 3.  Defaults Upon Senior Securities ..............................     10

Item 4.  Submission of Matters to a Vote of Security Holders ..........     11

Item 5.  Other Information ............................................     11

Item 6.  Exhibits and Reports on Form 8-K .............................     11

SIGNATURES ............................................................     12

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                    UNAUDITED

                                                              June 30,           December 31,
ASSETS                                                         1997                 1996
                                                           ----------------------------------
CURRENT ASSETS
  Cash                                                         $37,975              $31,882
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000                                         466,963              548,056
  Inventory                                                  1,803,806            1,592,352
  Other Receivables                                             11,700                3,555
  Prepaid Expenses                                              17,474                8,758
                                                           --------------------------------
      Total Current Assets                                   2,337,918            2,184,603

PROPERTY AND EQUIPMENT, NET                                    159,994              155,474

OTHER ASSETS
   Deferred Financing Costs, net                               109,326                    -
   Unamortized Patent Costs, net                                90,580               88,126
   Other                                                        29,044               26,293
                                                          ---------------------------------
      Total Other Assets                                       228,950              114,419

                                                          ---------------------------------
        TOTAL ASSETS                                        $2,726,862           $2,454,496
                                                          =================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                              $937,505             $809,884
  Current Maturities of Notes Payable                           54,853               66,095
  Accounts Payable                                             303,899              208,417
  Accrued Liabilities                                           76,370              102,788
                                                          ---------------------------------
      Total Current Liabilities                              1,372,627            1,187,184

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                                 195,793              195,793
  Other Notes Payable                                          214,296               60,988
                                                          ---------------------------------
      Total Long-Term Notes Payable                            410,089              256,781

                                                          ---------------------------------
        TOTAL LIABILITIES                                    1,782,716            1,443,965
                                                          =================================

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   and 10,000,000 shares authorized in 1997 and 1996,
   respectively; 9,984,357 shares issued and outstanding         9,984                9,984
Paid-in Capital                                              1,381,865            1,381,865
Accumulated Deficit                                           (447,703)            (381,318)
                                                          ---------------------------------
        TOTAL SHAREHOLDERS' EQUITY                             944,146            1,010,531

                                                          ---------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $2,726,862           $2,454,496
                                                          =================================


The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 1997 and 1996
                                    UNAUDITED

                                                              1997                 1996
                                                           ------------------------------

SALES                                                       $838,628             $872,341
COST OF SALES                                                504,238              561,305
                                                           ------------------------------

              GROSS PROFIT                                   334,390              311,036

SELLING EXPENSES                                             103,252              105,192

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                        125,629              173,678
   Professional Fees                                          57,839               27,500
   Interest                                                   35,210               32,006
   Rent                                                       18,438               20,654
   Depreciation and Amortization                              33,890               19,628
   Insurance                                                  11,196                9,900
   Vehicle Expenses                                           10,702                9,227
   Research & Development                                      2,674                9,905
   Other                                                      22,696               46,930
                                                           ------------------------------
      Total General and Administrative Expenses              318,273              349,428
                                                           ------------------------------
              Total Expenses                                 421,525              454,620
                                                           ------------------------------

INCOME (LOSS) FROM OPERATIONS                                (87,135)            (143,584)

OTHER INCOME (EXPENSE)
   Royalty Income                                             18,340               12,230
   Licensing Costs                                           (12,596)             (11,207)
                                                           ------------------------------
              Total Other Income (Expense)                     5,744                1,023

Income (Loss) before Provision for Income Taxes              (81,391)            (142,561)

Provision for Income Taxes (Benefit)                              -                   -
                                                          -------------------------------
      NET INCOME (LOSS)                                     ($81,391)           ($142,561)
                                                          ===============================


PER SHARE DATA:

   Weighted Average Shares Outstanding                     9,984,357            9,634,357

   INCOME (LOSS) PER COMMON SHARE                             ($0.01)              ($0.01)




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    UNAUDITED

                                                           1997                 1996
                                                        -------------------------------

SALES                                                   $1,895,411           $2,000,139
COST OF SALES                                            1,168,724            1,271,268
                                                        -------------------------------

        GROSS PROFIT                                       726,687              728,871

SELLING EXPENSES                                           165,761              245,043

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                      258,154              283,234
   Professional Fees                                       119,569               36,000
   Interest                                                 68,508               57,177
   Rent                                                     36,876               41,839
   Depreciation and Amortization                            50,889               39,580
   Insurance                                                22,132               15,000
   Vehicle Expenses                                         22,468               15,065
   Research & Development                                    5,180               12,415
   Other                                                    43,331               88,377
                                                        -------------------------------
      Total General and Administrative Expenses            627,107              588,687
                                                        -------------------------------
              Total Expenses                               792,868              833,730
                                                        -------------------------------

INCOME (LOSS) FROM OPERATIONS                              (66,181)            (104,859)

OTHER INCOME (EXPENSE)
   Royalty Income                                           29,957               30,000
   Licensing Costs                                         (30,161)             (30,000)
                                                        -------------------------------
              Total Other Income (Expense)                    (204)                   -
                                                        -------------------------------

Income (Loss) before Provision for Income Taxes            (66,385)            (104,859)

Provision for Income Taxes (Benefit)                           -                   -
                                                        -------------------------------
      NET INCOME (LOSS)                                   ($66,385)           ($104,859)
                                                        ===============================


PER SHARE DATA:

   Weighted Average Shares Outstanding                   9,984,357            9,534,357

   INCOME (LOSS) PER COMMON SHARE                           ($0.01)              ($0.01)



The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    UNAUDITED



                                                        1997                 1996
                                                    -------------------------------
OPERATING ACTIVITIES

Net loss                                             ($66,385)           ($104,859)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization                        50,889               39,580
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                81,093               24,465
    Inventories                                      (211,454)             201,362
    Prepaid expenses                                   (8,716)             (42,867)
    Other receivables                                  (8,145)                 -
    Other assets                                       (2,751)                 -
(Decrease) increase in:
    Accounts payable                                   95,482               72,636
    Accrued liabilities                               (26,418)              36,496
                                                    ------------------------------
Net cash (used) provided by operating activities      (96,405)             226,813

INVESTING ACTIVITIES

Capital equipment acquisitions                        (35,591)              (4,401)
Patent costs                                           (6,654)             (14,514)
                                                    ------------------------------
Net cash used in investing activities                 (42,245)             (18,915)

FINANCING ACTIVITIES

Proceeds of private placement of common stock             -                200,000
Proceeds from (repayment of) short term borrowing     127,621             (319,787)
Proceeds from long-term debt                          200,000                  -
Deferred financing costs                             (124,944)                 -
Proceeds from shareholder loans                           -                    734
Principal payments on long-term debt                  (57,934)             (18,808)
                                                    -------------------------------
Net cash provided (used) by financing activites       144,743             (137,861)

Increase in Cash                                        6,093               70,037

Cash at Beginning of Period                            31,882               14,338

                                                    ------------------------------
Cash at End of Period                                 $37,975              $84,375
                                                    ==============================



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

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10KSB for the year ended December 31, 1996 of Mile-Marker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 1996.

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

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 1997 and 1996:

                                    Six Months               Three Months
                                 -----------------        -------------------
                                 1997        1996         1997          1996
                                 -----       -----        -----         -----
Sales                            100.0%      100.0%       100.0%        100.0%
Cost of Sales                     61.7        63.6         60.1          64.3
                                 -----------------        -------------------
   Gross Profit                   38.3        36.4         39.9          35.7

Selling, General and
 Administrative Expenses          38.2        38.8         46.1          48.4
                                 -----------------        -------------------
Income (Loss) from Operations       .1        (2.4)        (6.2)        (12.7)
Other Income                        -           -            .7            .1
Interest Expense                   3.6         2.8          4.2           3.7
                                 -----------------        -------------------
Income (Loss)                     (3.5)       (5.2)        (9.7)        (16.4)


     Sales of $1,895,411 for the six months ended June 30, 1997, are approximately 5% less than the 1996 sales of $2,000,139 for the same comparable period. Sales for the three months ended June 30, 1997 are only 3.9% less than the same period in 1996, reflecting an improving trend. 1997 sales are less than 1996 sales because 1996 sales included the results of a one-time mail order campaign to generate recognition and sales volume at reduced prices for winches.

     The Company's product mix between winches and hubs/conversion kits remained the same for both periods, but the gross margin improved by approximately 2% for the six months of 1997 over the comparable 1996 period and by approximately 4% in the three months ended June 30, 1997 over the 1996 similar period. Selling costs decreased substantially in the first six months of 1997 to $165,761 from $245,043 - a reduction of about 32% when compared to the same period in 1996 due to different marketing methods used in 1997 to sell the winch product line. In 1997, the Company expanded its distribution network to sell its winches while in 1996 mail order advertising was used extensively to promote this product directly at the retail level.

     General and administrative expenses for the six months ended June 30, 1997 increased by $38,420, or about 7%, from $588,687 in 1996 to $627,107 in 1997.
However, general and administrative expenses decreased by $31,155, or about 9%, for the three months ended June 30, 1997 from the comparable period in 1996. The most significant increase in general and administrative expenses during the first six months of 1997 related primarily to professional fees. Approximately $70,000 of non-recurring legal costs were incurred by the Company during the six months ended June 30, 1997 for the successful defense of its Kronberger legal action (see "Legal Proceedings"). Higher interest, vehicle expenses, amortization and insurance expenses in the first six months of 1997 were offset by lower salary, rent, research and other expenses. Relative to sales, the Company's general and administrative costs decreased by about 2% during the first six months of 1997 compared to 1996.

     The Company's loss from operations for the first six months of 1997 decreased to $66,181 in 1997 from $104,859 in 1996, or about 37% less, primarily due to the substantial reduction in selling costs. During the three months ended June 30, 1997, the Company's loss from operations was $87,135 compared to $143,584 during the prior year's similar period. Other income and expense items offset each other during the six month periods of both years, resulting in net losses of $66,385 and $104,859 for the first six months of 1997 and 1996, respectively. Net loss per common share was approximately $.01 during both periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current assets increased by $153,315 to $2,337,918 at June 30, 1997, compared to $2,184,603 at December 31, 1996. Most of this increase is reflected in a $211,454 higher level of inventory (primarily winches) at June 30, 1997 compared to December 31, 1996. Working capital, however, decreased by $32,128 from $997,419 on December 31, 1996, to $965,291 on June 30, 1997,
resulting in a current ratio of 1.70 on June 30, 1997, compared to 1.84 at December 31, 1996. Borrowings under the line of credit and trade payables increased by $127,621 and $95,482, respectively from December 31, 1996 levels, and the Company received the proceeds of a $200,000 term loan on March 31, 1997. Approximately $125,000 of these borrowings were expended for deferred financing costs.


     The Company has no material commitments outstanding for major capital expenditures during 1997.

     The Company funds its operations principally through the collection of its trade receivables, with asset-based borrowings used primarily for seasonal needs. In order to meet the Company's need for significantly increased working capital to achieve its projected increased sales potential, the Company's bank line of credit was replaced on March 31, 1997, with a $1,700,000 credit facility consisting of a two year term loan of $200,000 and a two year revolving line of credit of $1,500,000. This credit facility includes an interest rate of 3.5% above prime in addition to substantial banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its accounts receivable and inventory.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.

     On June 20, 1997, the American Arbitration Association issued a Final Award to the Company in Case No. 77-133-0198-96, MileMarker, Inc. v. Gale A. Kronberger in which the arbitrator ruled that "Kronberger is not entitled to damages, including punitive damages, or other remedy from Milemarker."

Item 2.  Changes in Securities

     April 24, 1997, the shareholders of the Company authorized an increase in the number of common shares from 10,000,000 shares to 20,000,000 shares.

Item 3.  Defaults Upon Senior Securities

     The Company's credit agreement with its lender contains certain affirmative, negative and financial covenants which, among others, specify minimum net worth requirements, minimum earnings before interest, taxes, depreciation and amortization, and the maintenance of minimum interest coverage. As of June 30, 1997, the Company was in technical default on several of these ratios and has requested the lender's waiver and/or forbearance for these events of default. The Company is not in default in the payment of interest and principal.

Item 4.  Submission of Matters to a Vote of Security Holders

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

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8K

     None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.





MILEMARKER INTERNATIONAL, INC.
------------------------------
          (Registrant)



     7/25/97                                  /s/ Richard E. Aho
-------------------------                     ----------------------------------
        (Date)                                Richard E. Aho, President and
                                                Principal Accounting Officer

     7/25/97                                  /s/ Leslie J. Aho
-------------------------                     ----------------------------------
        (Date)                                Leslie J. Aho, Secretary/Treasurer