Form 10QSB
period 1997-09-30
MILE MARKER INTERNATIONAL INC
filed 1997-11-13
CIK 930121

                                  FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                                 Commission file
         September 30, 1997                                      Number 0-26150



                         MILEMARKER INTERNATIONAL, INC.
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On September 30, 1997, the Registrant had outstanding 10,234,357 shares of common stock, $.001 par value.

                         MILEMARKER INTERNATIONAL, INC.

                                      INDEX

                                                                                 Page No.
PART  I     FINANCIAL INFORMATION

Item 1.        Financial Statements
                    Consolidated Balance Sheets, September 30, 1997 and
                    December 31, 1996..............................................    3

                    Consolidated Statements of Operations, Three months ended
                    September 30, 1997 and September 30, 1996  ....................    4

                    Consolidated Statements of Operations, Nine months ended
                    September 30, 1997 and September 30, 1996  ....................    5

                    Consolidated Statements of Cash Flows, Nine months ended
                    September 30, 1997 and September 30, 1996  ....................    6

                    Notes to Condensed Consolidated Financial Statements ..........    7

Item  2.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..................................... 8-10

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................   10

Item 2.    Changes in Securities...................................................   10

Item 3.    Defaults Upon Senior Securities.........................................   10

Item 4.    Submission of Matters to a Vote of Security Holders ....................   11

Item 5.    Other Information.......................................................   11

Item 6.    Exhibits and Reports on Form 8-K........................................   11

SIGNATURES.........................................................................   12

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                           September 30,        December 31,
ASSETS                                                                         1997                 1996
                                                                 -------------------------------------------
CURRENT ASSETS
  Cash                                                                         $95,879              $31,882
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000                                                         577,052              548,056
  Inventory                                                                  1,910,034            1,592,352
  Other Receivables                                                            109,223                3,555
  Prepaid Expenses                                                              19,262                8,758
                                                                 ------------------------------------------
      Total Current Assets                                                   2,711,450            2,184,603

PROPERTY AND EQUIPMENT, NET                                                    153,034              155,474

OTHER ASSETS
   Deferred Financing Costs, net                                                93,708                    -
   Unamortized Patent Costs, net                                                88,180               88,126
   Other                                                                        29,810               26,293
                                                                 ------------------------------------------
      Total Other Assets                                                       211,698              114,419
                                                                 ------------------------------------------
        TOTAL ASSETS                                                        $3,076,182           $2,454,496
                                                                 ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                                            $1,144,511             $809,884
  Current Maturities of Notes Payable                                           56,046               66,095
  Accounts Payable                                                             405,006              208,417
  Accrued Liabilities                                                           77,591              102,788
                                                                 ------------------------------------------
      Total Current Liabilities                                              1,683,154            1,187,184

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                                                 149,043              195,793
  Other Notes Payable                                                          199,831               60,988
                                                                 ------------------------------------------
      Total Long-Term Notes Payable                                            348,874              256,781

                                                                 ------------------------------------------
      TOTAL LIABILITIES                                                      2,032,028            1,443,965
                                                                 ==========================================

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   and 10,000,000 shares authorized in 1997 and 1996;
   10,234,357 shares and 9,984,357 shares issued and
   outstanding in 1997 and 1996, respectively.                                  10,234                9,984
Paid-in Capital                                                              1,381,615            1,381,865
Accumulated Deficit                                                           (347,695)            (381,318)
                                                                 ------------------------------------------
      Total Shareholders' Equity                                             1,044,154            1,010,531
                                                                 ------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                    $3,076,182           $2,454,496
                                                                 ==========================================


The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED


                                                                                1997                 1996
                                                                 -------------------------------------------
SALES                                                                         $856,882             $844,174
COST OF SALES                                                                  528,328              500,050
                                                                 -------------------------------------------

              GROSS PROFIT                                                     328,554              344,124

SELLING EXPENSES                                                                93,022              128,713

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                                           74,385               95,960
   Professional Fees                                                            23,985               50,000
   Interest                                                                     43,307               26,395
   Rent                                                                         18,438               18,407
   Depreciation and Amortization                                                29,832               15,612
   Insurance                                                                    23,084               10,710
   Vehicle Expenses                                                             10,687               11,540
   Research & Development                                                        6,131                1,121
   Other                                                                        34,673               16,883
                                                                 -------------------------------------------
      Total General and Administrative Expenses                                264,522              246,628
                                                                 -------------------------------------------
              Total Expenses                                                   357,544              375,341
                                                                 -------------------------------------------

LOSS FROM OPERATIONS                                                           (28,990)             (31,217)

OTHER INCOME (EXPENSE)
    Royalty Income                                                              17,165               28,379
    Licensing Income                                                           125,000                    -
    Licensing Costs                                                            (13,167)             (15,523)
                                                                 -------------------------------------------
                Total Other Income (Expense)                                   128,998               12,856

Income (Loss) before Provision for Income Taxes                                100,008              (18,361)

Provision for Income Taxes (Benefit)                                                 -                    -
                                                                 -------------------------------------------
      NET INCOME (LOSS)                                                       $100,008             ($18,361)
                                                                 ===========================================


PER SHARE DATA:

   Weighted Average Shares Outstanding                                      10,171,857            9,934,357

   INCOME (LOSS) PER COMMON SHARE                                                $0.01               ($0.00)




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

                                                                               1997                 1996
                                                                 -------------------------------------------
SALES                                                                       $2,752,293           $2,844,312
COST OF SALES                                                                1,697,052            1,771,320
                                                                 -------------------------------------------

              GROSS PROFIT                                                   1,055,241            1,072,992
SELLING EXPENSES                                                               258,782              373,755

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                                          332,539              379,694
   Professional Fees                                                           143,554               86,000
   Interest                                                                    111,815               83,572
   Rent                                                                         55,314               60,246
   Depreciation and Amortization                                                80,721               55,192
   Insurance                                                                    45,215               25,710
   Vehicle Expenses                                                             33,155               26,605
   Research & Development                                                       11,311               13,535
   Other                                                                        78,006              104,760
                                                                 -------------------------------------------
      Total General and Administrative Expenses                                891,630              835,314
                                                                 -------------------------------------------
              Total Expenses                                                 1,150,412            1,209,069
                                                                 -------------------------------------------

LOSS FROM OPERATIONS                                                           (95,171)            (136,077)
OTHER INCOME (EXPENSE)
    Royalty Income                                                              47,122               58,379
    Licensing Income                                                           125,000                    -
    Licensing Costs                                                            (43,328)             (45,523)
                                                                 -------------------------------------------
                Total Other Income (Expense)                                   128,794               12,856
                                                                 -------------------------------------------

Income (Loss) before Provision for Income Taxes                                 33,623             (123,221)
Provision for Income Taxes (Benefit)                                                 -                    -
                                                                 -------------------------------------------
      Net Income (Loss)                                                        $33,623            ($123,221)
                                                                 ===========================================


PER SHARE DATA:

   Weighted Average Shares Outstanding                                      10,059,357            9,744,356
   Income (Loss) per Common Share                                                $0.00               ($0.01)




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED



                                                                                1997                1996
                                                                 -------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                              $33,623            ($123,221)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization                                                 80,721               55,192
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                        (28,996)             (80,107)
    Inventories                                                               (317,682)              24,630
    Prepaid expenses                                                           (10,504)             (19,476)
    Other receivables                                                         (105,668)                   -
    Other assets                                                                (3,571)             (20,368)
(Decrease) increase in:
    Accounts payable                                                           196,589              184,678
    Accrued liabilities                                                        (25,197)              36,348
                                                                 -------------------------------------------
Net cash (used) provided by operating activities                              (180,685)              57,676

INVESTING ACTIVITIES

Capital equipment acquisitions                                                 (40,391)             (12,213)
Patent costs                                                                    (6,654)             (10,383)
                                                                 -------------------------------------------
Net cash used in investing activities                                          (47,045)             (22,596)

FINANCING ACTIVITIES

Proceeds from sale of common stock                                                   -              200,000
Proceeds from (repayment of) short term borrowing                              334,627              (98,965)
Proceeds from long-term debt                                                   200,000                    -
Deferred financing costs                                                      (124,944)                   -
Repayment of shareholder loans                                                 (46,750)                   -
Principal payments on long-term debt                                           (71,206)            (144,495)
                                                                 -------------------------------------------
Net cash provided (used) by financing activities                               291,727              (43,460)

Increase in Cash                                                                63,997               (8,380)

Cash at Beginning of Period                                                     31,882               14,338

                                                                 -------------------------------------------
Cash at End of Period                                                          $95,879               $5,958
                                                                 ===========================================

Supplementary Disclosure of Cash Flow Information:

    Cash paid during the period for Interest                                  $107,992              $35,797


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

               The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated finan-cial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of Mile-Marker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 1996.

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

RESULTS OF OPERATIONS

         The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 1997 and 1996:

                                                  Nine Months                   Three Months
                                                  -----------                   ------------
                                               1997          1996          1997          1996
                                               ----          ----          ----          ----
Sales                                         100.0%        100.0%         100.0%        100.0%
Cost of Sales                                  61.7          62.3           61.7          59.2
                                              ------------------------------------------------
   Gross Profit                                38.3          37.7           38.3          40.8
Selling, General and
 Administrative Expenses                       37.7          39.6           36.7          41.3
                                              ------------------------------------------------
Income (Loss) from Operations                    .6          (1.9)           1.6           (.5)
Other Income                                    4.7            .5           15.1           1.5
Interest  Expense                               4.1           2.9            5.0           3.1
                                              ------------------------------------------------
Income (Loss)                                   1.2          (4.3)          11.6          (2.1)


         Sales of $2,752,293 for the nine months ended September 30, 1997, are approximately 3% less than 1996 sales of $2,844,312 because 1996 sales included the results of a one-time mail order campaign to generate recognition and sales volume at reduced prices for winches. No such campaign was run in 1977. However, sales for the three months ended September 30, 1997, are 1.5% more than the same period in 1996, reflecting an improving trend.

         The Company's product mix between winches and hubs/conversion kits shifted during 1997 more towards winches, which accounted for approximately 39% of sales in the September 1997 quarter compared to approximately 22% in the 1996 period. The gross margin declined by approximately 2% in the September 1997 quarter from the same period in 1996, reflecting the shifting product mix. Selling costs decreased substantially in the first nine months of 1997 to $258,782 from $373,755 - a reduction of about 30% when compared to the same period in 1996. Different marketing methods were used in 1997 to sell the winch product line; specifically, the Company expanded its distribution network to sell its winches, while in 1996 mail order advertising was used extensively to promote this product directly at the retail level.

         General and administrative expenses for the nine months ended September 30, 1997 increased by $56,316, or about 7%, from $835,314 in 1996 to $891,630 in
1997. These expenses were $17,894, or about 9%, higher for the three months ended September 30, 1997 from the comparable period in 1996. The most significant increase in general and administrative expenses during the first nine months of 1997 related primarily to professional fees. Approximately $70,000 of non-recurring legal costs were incurred by the Company during 1997 for the successful defense of its Kronberger legal action (see "Legal Proceedings"). Higher interest, loan amortization, insurance and vehicle expenses in the first nine months of 1997 were offset by lower salary, rent, research and other expenses. Relative to sales, the Company's general and administrative costs decreased from about 43% of sales during the first nine months of 1996 to about 42% in 1997. During the September 1997 quarter, Chairman Richard E. Aho waived approximately $62,000, consisting of officer compensation and interest on his shareholder loan.

         The Company's losses from operations for the first nine months of 1997 decreased approximately 30% from $136,077 in 1996 to $95,171 in 1997, primarily due to a substantial reduction in selling costs. During the three months ended September 30, 1997, the Company's loss from operations was $28,990 compared to $31,217 during the prior year's similar period. Other income and expense items in the first nine months of 1997 were significantly higher due to $125,000 of licensing income earned during the September 1997 quarter from an international distributor of the Company's winches. This other income directly resulted in net income of $100,008 for the quarter ended September 1997 and net income of $33,623 for the first nine months of 1997, compared to net losses of $18,361 and $123,221 for the same periods in 1996. The Company's earnings per share were $0.01 for the nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets increased by $526,847 to $2,711,450 at September 30, 1997, compared to $2,184,603 at December 31, 1996. Most of this increase is re-flected in a $317,682 higher level of inventory (primarily winches) at September 30, 1997, compared to December 31, 1996. Receivables increased by $134,664 for the same period. Net working capital increased by $30,877 from $997,419 on December 31, 1996, to $1,028,296 on September 30, 1997.
However, the Company's current ratio decreased to 1.61 on September 30, 1997, compared to 1.84 at December 31, 1996. Borrowings under the line of credit and trade payables increased by $334,627 and $196,589, respectively from December 31, 1996 levels, and the Company received the proceeds of a $200,000 term loan on March 31, 1997. Approximately $125,000 of these borrowings were used for deferred financing costs.

         The Company has no material commitments outstanding for major capital expenditures during 1997.

         The Company funds its operations principally through the collection of its trade receivables, supplemented with asset-based borrowings. In order to meet the Company's need for significantly increased working capital to achieve its projected increased sales potential, the Company's bank line of credit was replaced on March 31, 1997, with a $1,700,000 credit facility consisting of a two year term loan of $200,000 and a two year revolving line of credit of $1,500,000. This credit facility includes an interest rate of 3.5% above prime in addition to substantial banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including particularly its inventory and accounts receivable.

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

ITEM  2   CHANGES IN SECURITIES

         On April 24, 1997, the shareholders of the Company authorized an increase in the number of common shares from 10,000,000 shares to 20,000,000 shares

         On July 16, 1997, the Company issued 250,000 shares to an existing shareholder pursuant to a warrant issued on December 31, 1996.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         The Company's credit agreement with its lender contains certain affirmative, negative and financial covenants which, among others, specify minimum net worth requirements, minimum earnings before interest, taxes, depreciation and amortization, and the main-tenance of minimum interest coverage. As of September 30, 1997, the Company was in technical default on several of these ratios and has requested the lender's waiver and/or forbearance for these events of default. The Company is not in default in the payment of interest or principal.

ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


ITEM  5   OTHER INFORMATION

            None

ITEM  6    EXHIBITS AND REPORTS ON FORM 8K

             27  Financial Data Schedule (for SEC use only.)

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.





MILEMARKER INTERNATIONAL, INC.
------------------------------
        (Registrant)



       11/3/97                               /s/ Richard E. Aho
-------------------------                    -------------------------------
       (Date)                                Richard E. Aho, President and
                                             Principal Accounting Officer



       11/3/97                               /s/ Leslie J. Aho
-------------------------                    -------------------------------
       (Date)                                Leslie J. Aho, Secretary/Treasurer