Form 10KSB
period 1997-12-31
MILE MARKER INTERNATIONAL INC
filed 1998-03-26
CIK 930121

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

( ) Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
      For the transition period from ______  to  _______

      Commission file   Number 0-26150

                         MILEMARKER INTERNATIONAL, INC.
                         ------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

NEW YORK                                                     11-2128469
--------------------------------------------------------------------------------
(State or other jurisdiction                        IRS Employer Identification
of incorporation or organization)                              Number

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

Yes   X              No
    ------              -----

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this From 10-KSB.
[  ]

State Registrant's revenues for its most recent fiscal year:  $ 3,881,383

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 19, 1998: $ 648,044.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of February 19, 1998, was 10,284,354 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         MILEMARKER INTERNATIONAL, INC.
                              REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                           PART I

                                                                                                       Page
Item 1.       Description of the Business ..........................................................     4
Item 2.       Description of Properties ............................................................     6
Item 3.       Legal Proceedings  ...................................................................     7
Item 4.       Submission of Matters to Vote of Security Holders  ...................................     7

                                                           PART II

Item 5.        Market for Common Equity and related Shareholder Matters  ...........................     7
Item 6.        Management's Discussion and Analysis  ...............................................     9
Item 7.        Financial Statements ................................................................    11
Item 8.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure  ...........................................................    11


                                                           PART III

Item 9.        Directors and Executive Officers  ...................................................    12
Item 10.       Executive Compensation  .............................................................    13
Item 11.       Security Ownership of Certain Beneficial Owners and Management.......................    13
Item 12.       Certain Relationships and Related Transactions  .....................................    14


                                                           PART IV

Item 13.       Exhibits, Lists and Reports on Form 8-K .............................................    15
Signatures     .....................................................................................    16

ITEM 1.   DESCRIPTION OF THE BUSINESS

FORM, ORGANIZATION AND CHANGES
------------------------------

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

On December 12, 1993, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Reorganization Agreement") with MileMarker, Inc., a Florida corporation ("MileMarker"). Pursuant to the Reorganization Agreement, which was completed and closed on December 28, 1993, (i) the Company's common stock was reverse split on a one share for ten shares basis;
(ii) Olan Laboratories International, Inc. changed its name to MileMarker International, Inc.; and (iii) 7,000,000 post-reverse-split shares of the Company's common stock were exchanged for all of the outstanding common shares of MileMarker common stock, so that the shareholders of MileMarker became the controlling shareholders of the Company, and MileMarker became a wholly-owned subsidiary of the Company. Concurrently with the closing of the Reorganization Agreement, the Company sold its Olan Laboratories Inc. subsidiary to the Company's former president in payment of $15,000.

The Company, through its MileMarker subsidiary, is a manufacturer and distributor of specialized automobile parts for the 4-wheel drive utility/recreational/military vehicle markets. MileMarker and a predecessor company have been in business for over 17 years under the management of MileMarker's founder, Chairman and Chief Executive Officer Richard E. Aho, who is also the Chairman and Chief Executive Officer of the Company. The Company is one of three nationally recognized suppliers of wheel locking hubs. MileMarker's unique patented line of hydraulic winches use a vehicle's power steering pump as its source of energy. MileMarker also markets its patented four-wheel Selectric Drive coupling device.

PRINCIPAL PRODUCTS
------------------

HUBS

MileMarker is a manufacturer, assembler and distributor of specialized auto parts for the four-wheel drive recreational vehicle market. Hub products have been marketed under the "MileMarker" trade name since 1980. MileMarker's hub products include a patented locking wheel hub for four-wheel vehicles which locks a four-wheel drive vehicle's front axles to insure four-wheel drive, conversion kits and accessories. In addition to its own patented hubs, MileMarker has bought the well known line of Selectro@ wheel hubs for trucks. MileMarker's hubs are manu-factured by its subcontractors in Taiwan and assembled as necessary in Pompano Beach, Florida. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. MileMarker distributes its product lines via an extensive wholesaler supply network in North America and worldwide that includes over 70,000 jobbers, 3000 retail stores, 100 warehouses and millions of catalogues.

HYDRAULIC WINCHES

In 1994, MileMarker introduced a new patented line of vehicle mounted hydraulic winch kits which utilize the vehicle's power steering pump as their energy source. This unique hydraulic winch was designed for the recreational /utility vehicle two and four wheel drive market, but has also found strong acceptance from commercial utilities and the military. A two-speed version of this hydraulic winch was manufactured for sale in 1997. MileMarker's hydraulic winch kits are very competitively priced against electric winches and have proven performance capabilities not found in electric winches, such as multiple safety features, durability, and continuous, reliable and silent operation.

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

COMPETITION
-----------
The Company's primary competitors in the hub and winch markets are Warn Industries, Milwaukee, Oregon; Ramsey, Inc., Tulsa Oklahoma; and Superwinch, Inc., Putnam, Connecticut.

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

MANAGEMENT AND PERSONNEL
------------------------
The Company's employees include the President/Chief Executive Officer, the Secretary/Treasurer and two Sales and Marketing Vice Presidents. The Company has seventeen employees, thirteen of whom are employed at the Company's Pompano Beach, Florida, office. The Company also uses independent sales representatives and independent contractors to supplement its salaried and hourly employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 9,200 square feet of warehouse space and admin-istrative offices in Pompano Beach, Florida under long-term leases thru June 1998 at a monthly rent of $5,671, and rents approximately 400 square feet of warehouse space in Kalama, Washington on a month-to-month basis from the sister of the Company's Chairman at a monthly cost of $475. See "Certain Relationships and Related Transactions." MileMarker owns no manufacturing facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMKR. There is no active trading market for the Company's common stock.

The Pennsylvania Merchant Group LTD. has advised the Company that the following bid quotations have been reported for the period beginning January 1, 1996 and ended December 31, 1997:

                                                   BID  PRICES
                                                   -----------
                                           HIGH                   LOW
                                           ----                   ---

Quarter Ended March 31, 1996               .219                  .031
Quarter Ended June 30, 1996                .281                  .219
Quarter Ended September 30, 1996           .250                  .188
Quarter Ended December 31, 1996            .188                  .125
Quarter Ended March 31, 1997               .125                  .125
Quarter Ended June 30, 1997                .375                  .125
Quarter Ended September 30, 1997           .375                  .125
Quarter Ended December 31, 1997            .125                  .085

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

As of December 31, 1997, there were about 900 holders of record of the Company's common stock. Certain of the shares of the Company's common stock and warrants are held in "street name" and may, therefore, be held by several beneficial owners.

As of December 31, 1997, there were 10,284,354 shares of the Company's common stock issued and outstanding. Of those shares, 6,979,405 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Unless offered pursuant to a registration statement, restricted securities cannot be sold publicly for two years after their issuance on June 4, 1996, December 31, 1996 and December 31, 1997 at which time they may be sold pursuant to and subject to volume and other limitations of SEC Rule 144.

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

The Company completed a private placement to a single individual on June 4, 1996 of 400,000 shares of its common stock at a price of $.50 per share. On December 31, 1996, the Company issued 50,000 shares and a fully-paid warrant for the issuance of 250,000 shares to an existing shareholder for consideration of approximately $.33 per share. On July 16, 1997, the Company issued 250,000 shares to pursuant to a warrant issued on December 31, 1996. On December 31, 1997, The Company issued 50,000 shares to an existing shareholder for consideration of approximately $.50 per share.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement. The information which follows includes results of the fiscal years ended December 31, 1997 and 1996.

RESULTS OF OPERATIONS
---------------------

The following table summarizes the results of operations for the calendar years indicated:

                                 1997 AMOUNT        %    1996 AMOUNT         %
                                 --------------------    ---------------------
Sales                           $ 3,881,383     100.0   $ 3,754,679      100.0
Cost of Sales                     2,400,534      61.8     2,337,310       62.3
                                -----------             -----------
   Gross Profit                   1,480,849      38.2     1,417,369       37.7
Selling, General and
 Administrative Expenses          1,433,850      36.9     1,468,908       39.1
                                -----------             -----------
Income (Loss) from Operations        46,999       1.3       (51,539)      (1.4)
Other Income (Expense)              126,916       3.2        16,845       0 .4
Interest Expense                   (179,080)     (4.6)     (104,394)      (2.3)
                                -----------             -----------
Loss Before Income Tax               (5,165)     (0.1)     (139,088)       3.7)
Income Tax Benefit                       --                      --
                                -----------             -----------
    Net Loss                         (5,165)     (0.1)     (139,088)      (3.7)



The Company's total sales increased by $126,704, or approximately 3% from 1996 to 1997, with most of the increase attributable to winch sales. Winch sales increased from about $1,118,000 in 1996 to about $1,276,000 in 1997. Sales of hubs, conversion kits and other products remained essentially the same as the previous year. The Company's gross margins on its sales remained constant at about 38% for both 1997 and 1996.

Selling, general and administrative expenses of the Company decreased by about $35,000 in 1997 compared to 1996, with most of this decrease due to reduced selling costs which decreased approximately $101,980 because different marketing methods were used in 1997 to sell the winch product line. Specifically, the Company expanded its distribution network in 1997 to sell its winches, while mail order advertising was used extensively in 1996 to promote this product directly at the retail level. The decrease in selling costs was offset by an increase of approximately $69,000 in loan amortization costs and insurance expenses. A $45,000 decrease in payroll costs was offset by a $38,000 increase in professional fees due primarily to the Kronberger lawsuit. Approximately $70,000 of non-recurring legal costs were incurred by the Company during 1997 for the successful defense of its Kronberger legal action (see "Legal Proceedings"). Interest expense was approximately $75,000 higher in 1997 than in 1996 due to the higher levels of inventory and receivables financed at significantly higher interest rates. During 1997, Chairman Richard E. Aho waived approximately $59,000 of his expenses, consisting of officer compensation and interest on his shareholder loan. Relative to sales, the Company's selling, general and administrative costs decreased from about 39% of sales during 1996 to about 37% in 1997.

Other Income (Expense) of $126,916 in 1997 was substantially higher than in 1996 due to $125,000 of licensing income earned from a foreign distributor pursuant to an Intellectual Property Licensing Agreement consummated in the latter part of 1997.

The Company's net loss for 1997 was $5,165 compared to a net loss of $139,088 in 1996. This reduction in loss is due both to the improvement in the Company's loss from operations as well as the substantially increased Other Income earned during 1997. Loss per common share was negligible in 1997 compared to $.01 in 1996 based on 10,103,585 average number of shares outstanding in 1997 compared to 9,792,049 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations principally through the daily collection of its trade receivables, supplemented with asset-based borrowings. In order to meet the Company's need for significantly increased working capital to achieve its projected increased sales potential, the Company's $850,000 bank line of credit was replaced on March 31, 1997, with a $1,700,000 credit facility consisting of a two year term loan of $200,000 and a two year revolving line of credit of $1,500,000. This new credit facility includes an interest rate of 3.5% above prime in addition to substantial banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its inventory and accounts receivable, as well as the pledge of all of the stock held by MileMarker International, Inc. in MileMarker, Inc. and the key man life insurance on the Company's President/Chairman.

At December 31, 1997, the Company had working capital of $1,005,169 compared to $997,419 at December 31, 1996. However, the Company's current ratio fell from
1.84 on December 31, 1996 to 1.51 on December 31, 1997. The major reason for this development is that significantly higher levels of inventory and receivables were being funded by substantially higher borrowings and accounts payable

Borrowings increased to $1,459,745 at December 31, 1997 under the Company's new line of credit, compared to $809,884 on December 31, 1996 - an increase of about 80%. At December 31, 1997, the Company held cash balances of $102,568 compared to $31,882 a year earlier. However, most of the 1997 cash balances represented cash collateral against the line of credit from the collection of the Company's receivables which had not been applied against the loan with the Company's lender.

During 1997, several significant changes occurred in the Company's long term capital structure. A new two-year term loan of $200,000 was funded on March 31, 1997, and most of the proceeds were used for deferred loan costs of approximately $125,000. The note payable to an officer shareholder was reduced during 1997 by approximately $72,000, with $25,000 utilized to purchase 50,000 shares of Company common stock.

The Company had no material commitments for capital expenditures at December 31, 1997.

ITEM 7.    FINANCIAL STATEMENTS

The following is an index to the Financial Statements of the Company being filed herewith commencing at page F-1:

        Report of Independent Certified Public Accountants ............F-1
        Consolidated Balance Sheets - December 31, 1997
            and December 31, 1996 .....................................F-2
        Consolidated Statements of Operations - Years Ended
           December 31, 1997 and 1996 .................................F-3
        Consolidated Statements of Shareholders' Equity - Years
           Ended December 31, 1997 and 1996  ..........................F-4
        Consolidated Statements of Cash Flows - Years Ended
           December 31, 1997 and 1996  ................................F-5, F-6
         Notes to Consolidated Financial Statements  ..................F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

                         NONE

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 1997, the Executive Officers and Directors of the Company were as follows:

          NAME                  AGE                          POSITION

    Richard E. Aho              53                  Chairman, President,
                                                    Chief Executive Officer,
                                                    Director

    Leslie J. Aho               41                  Vice President, Treasurer,
                                                    Secretary, Director

RICHARD E. AHO formed MileMarker, Inc. in 1984 to produce and market a series of new products in the automotive market. In 1980, Mr. Aho founded 4X4 Savings, Inc., a predecessor of MileMarker, Inc., to sell a cost-saving product which was designed for the 4-wheel drive segment of the automotive industry. From 1972 to 1980, he was the owner and operator of the Tire Place, Inc., Reinier, Oregon, an active retailer of specialty tires and accessories. Mr. Aho became Chairman and Chief Executive Officer of the Company on December 28, 1993.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 1996 and 1997, the Company believes that Richard Aho and Leslie Aho did not file Form 5 for the Company's 1997 fiscal year on a timely basis. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with
Section 16(a)

ITEM  10.  EXECUTIVE COMPENSATION

The following table and notes present for the three years ended December 31, 1997, compensation paid by the Company to Richard E. Aho, its President and Chief Executive Officer, who is the only executive officer whose total compensation exceeded $100,000 in any of the years ended December 31:

                                 SUMMARY COMPENSATION TABLE

                                                                      Annual
                                         Fiscal                    Compensation
Name and Position                         Year                        Salary
--------------------------------------------------------------------------------
Richard E. Aho, President                 1997                      $   99,000
Chief Executive Officer                   1996                      $  112,750
                                          1995                      $  129,250

Mr. Aho has received no compensation from the Company other than his salary in each of these years noted above. No director receives any additional compensation for his or her services as a director. On April 25, 1997, the Company entered into a three year employment agreement with a key employee which included among its provisions an option to acquire 100,000 shares of the Company's common stock at an exercise price of $.50 per share until March 31, 2000. Otherwise, the Company has no option, profit sharing or pension plan currently in effect, nor any termination of employment or change-in-control arrangement with any employee.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Company's common stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock,
(ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group", as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 1997, the Company had issued and outstanding 10,284,354 shares of common stock.

Name and Address                     Number of Shares              Percentage of
of Common Stock                      of Common Stock                Common Stock
Beneficial Owner                     Beneficially Owned               Ownership
----------------                     ------------------               ---------

Richard E. Aho  (1) (3)                    2,575,000                    25.04%
1350 S.W. 13th Court
Pompano Beach,  FL  33069

Leslie J. Aho   (1) (2) (3)                2,525,000                    24.55%
1350 S.W. 13th Court
Pompano Beach,  FL  33069

David Allsop
Four Falls Corporate Center
West Conshohocken, PA                        535,000                     5.20%

All Executive Officers and
Directors as a group (2 persons)           5,100,000                    49.59%

       (1)   Officer and Director
       (2)   Leslie J. Aho is the wife of Richard E. Aho
       (3) All shares owned by Richard and Leslie Aho are pledged to the Company's lender as additional collateral for the Company's March 31, 1997 credit facility.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31,1997, the Company had borrowed $79,043 from its President and Chief Executive Officer, Richard E. Aho, and $45,000 from his mother-in law. Both of these unsecured loans mature on December 31, 1999, and both bear interest at an annual rate of 12% per annum. During 1997 and 1996, Richard E. Aho waived $15,563 and $18,045, respectively, of interest on his shareholder loan to the Company.

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

                                      MILEMARKER INTERNATIONAL, INC.


Dated:  March 20, 1998                By: /s/ Richard E. Aho
                                          -----------------------------------
                                          Richard E. Aho, Chairman, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

            SIGNATURES                 TITLES                         DATES
            ----------                 ------                         -----

/s/ Richard E. Aho            President, Chairman,                March 20, 1998
---------------------------   Chief Executive Officer,
     Richard E. Aho           Chief Accounting Officer
                              and Director

/s/  Leslie J. Aho            Vice President, Secretary,          March 20, 1998
---------------------------   Treasurer and Director
     Leslie J. Aho

                                                           SPEAR
                                                           SAFER
                                                           HARMON & CO.
                                                           ------------
                                                           PROFESSIONAL
                                                           ASSOCIATION

                                                   CERTIFIED PUBLIC ACCOUNTANTS

                                                       *        *        *

                                               8350 N.W. 52nd Terrace, Suite 301
                                                      Miami, Florida 33166
                                                         1-800-776-1099
                                                       Tel: (305) 591-8850
                                                       Fax: (305) 593-9883



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders
MileMarker International, Inc. and Subsidiary
Pompano Beach, Florida



We have audited the accompanying consolidated balance sheets of MileMarker International, Inc. and Subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MileMarker International, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Spear, Safer, Harmon & Co.

Miami, Florida
February 19, 1998

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

ASSETS                                                     1997          1996
                                                      -----------------------------
CURRENT ASSETS
  Cash                                                 $   102,568    $    31,882
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000                                     867,578        548,056
  Inventory                                              1,869,806      1,592,352
  Other Receivables                                        114,685          3,555
  Prepaid Expenses                                           8,299          8,758
                                                       -----------    -----------
      Total Current Assets                               2,962,936      2,184,603

PROPERTY AND EQUIPMENT, NET                                139,947        155,474

OTHER ASSETS
   Deferred Financing Costs, net                            78,090             --
   Unamortized Patent Costs, net                            85,180         88,126
   Other                                                    31,017         26,293
                                                       -----------    -----------
      Total Other Assets                                   194,287        114,419
        TOTAL ASSETS                                   $ 3,297,170    $ 2,454,496
                                                       ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                       $ 1,459,745    $   809,884
  Current Maturities of Notes Payable                       57,264         66,095
  Accounts Payable                                         354,776        208,417
  Accrued Liabilities                                       85,982        102,788
                                                       -----------    -----------
      Total Current Liabilities                          1,957,767      1,187,184

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                             124,043        195,793
  Term Loan                                                147,212             --
  Other Notes Payable                                       37,782         60,988
                                                       -----------    -----------
      Total Long-Term Notes Payable                        309,037        256,781
      TOTAL LIABILITIES                                  2,266,804      1,443,965
                                                       -----------    -----------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   and 10,000,000 shares authorized in 1997 and 1996;
   10,284,354 shares and 9,984,354 shares issued and
   outstanding in 1997 and 1996, respectively               10,284          9,984
Paid-in Capital                                          1,406,565      1,381,865
Accumulated Deficit                                       (386,483)      (381,318)
                                                       -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                         1,030,366      1,010,531

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $ 3,297,170    $ 2,454,496
                                                       ===========    ===========


The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                       1997           1996
                                                  ----------------------------

SALES                                             $  3,881,383    $  3,754,679
COST OF SALES                                        2,400,534       2,337,310
                                                  ----------------------------

              GROSS PROFIT                           1,480,849       1,417,369

SELLING EXPENSES                                       392,227         494,207

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                  456,586         501,690
   Professional Fees                                   169,913         130,933
   Interest                                            179,080         104,394
   Rent                                                 73,752          78,683
   Depreciation and Amortization                       112,425          65,432
   Insurance                                            51,797          29,957
   Vehicle Expenses                                     42,362          39,668
   Research & Development                               16,370          15,783
   Other                                               118,418         112,555
                                                  ----------------------------
      Total General and Administrative Expenses      1,220,703       1,079,095
                                                  ----------------------------
              Total Expenses                         1,612,930       1,573,302

LOSS FROM OPERATIONS                                  (132,081)       (155,933)

OTHER INCOME (EXPENSE)
    Royalty Income                                      52,584          64,589
    Licensing Income                                   125,000              --
    Licensing Costs                                    (66,231)        (65,789)
    Forgiveness of Interest                             15,563          18,045
                                                  ----------------------------
                Total Other Income (Expense)           126,916          16,845

Loss before Provision for Income Taxes                  (5,165)       (139,088)

Provision for Income Taxes (Benefit)                        --              --
                                                  ----------------------------
      NET LOSS                                         $(5,165)      $(139,088)
                                                  ----------------------------

PER SHARE DATA:

   Weighted Average Shares Outstanding              10,103,585       9,792,049

   LOSS PER COMMON SHARE                                $(0.00)         $(0.01)




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                             RETAINED
                                    TOTAL                COMMON STOCK           TREASURY        PAID IN      EARNINGS
                                    EQUITY          SHARES        AMOUNT          STOCK         CAPITAL      (DEFICIT)
                                 ---------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995      $   849,619      9,784,354    $     9,784    $   (25,000)   $ 1,107,065    $  (242,230)

Retirement of treasury shares              0       (250,000)          (250)        25,000        (24,750)             0

Net loss for year 1996              (139,088)             0              0              0              0       (139,088)

Sale of new common stock             200,000        400,000            400              0        199,600              0

Conversion of debt into common
  stock and warrant                  100,000         50,000             50              0         99,950              0

                                 --------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996        1,010,531      9,984,354          9,984              0      1,381,865       (381,318)

Conversion of stock warrants
   into common shares                      0        250,000            250              0           (250)             0

Conversion of shareholder loan
   into common shares                 25,000         50,000             50              0         24,950              0

Net loss for year 1997                (5,165)             0              0              0              0         (5,165)

                                 --------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997      $ 1,030,366     10,284,354    $    10,284    $         0    $ 1,406,565    $  (386,483)




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                          1997                 1996
                                                                ------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                    $ (5,165)           $(139,088)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization                                              112,425               65,432
  Gain on sale of capital equipment                                                -               (2,250)
  Provision for doubtful accounts                                                  -                5,042
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                     (319,522)            (174,153)
    Inventories                                                             (277,454)             (28,352)
    Prepaid expenses                                                             459               (5,380)
    Other receivables                                                       (111,130)               3,702
    Other assets                                                              (4,724)              24,103
(Decrease) increase in:
    Accounts payable                                                         146,359               71,297
    Accrued liabilities                                                      (16,806)              49,232
                                                                ------------------------------------------
Net cash used by operating activities                                       (475,558)            (130,415)

INVESTING ACTIVITIES

Capital equipment acquisitions                                               (40,444)             (28,773)
Patent costs                                                                  (6,654)             (12,041)
Proceeds from sale of capital equipment                                            -               17,250
                                                                ------------------------------------------
Net cash used in investing activities                                        (47,098)             (23,564)

FINANCING ACTIVITIES

Proceeds from sale of common stock                                                 -              200,000
Net borrowings under line of credit                                          649,861              124,471
Repayment of short-term vendor debt                                          (42,563)            (230,194)
Proceeds from long-term debt                                                 200,000              100,000
Deferred financing costs                                                    (124,944)                   -
(Repayment) proceeds of shareholder loans                                    (46,750)                 734
Principal payments on long-term debt                                         (42,262)             (23,488)
                                                                ------------------------------------------
Net cash provided by financing activities                                    593,342              171,523

Increase in Cash                                                              70,686               17,544

Cash at Beginning of Period                                                   31,882               14,338

                                                                ------------------------------------------
Cash at End of Period                                                       $102,568              $31,882
                                                                ==========================================

The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS CONT'D
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                           1997                 1996
                                                                ------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest:                                $159,355              $86,349

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

     Disposal of capital equipment in full
     satisfaction of debt                                                         --              $19,329

     Conversion of notes payable into common stock                                --             $100,000

     Retirement of treasury stock                                                 --              $25,000

     Conversion of shareholder notes payable into
     common stock                                                            $25,000                   --








The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Basis of Presentation

The consolidated financial statements include the accounts of MileMarker International, Inc. and its wholly-owned subsidiary, MileMarker, Inc. (the "Company"). All necessary adjustments to the financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

    b.  Organization and Business

MileMarker International, Inc., through its wholly-owned operating subsidiary, MileMarker Inc., is a distributor of a line of hubs, which are components in four-wheel drive automobile transmission systems, and an innovative line of recreational hydraulic winches used by owners of light trucks, sport utility vehicles and the military. The Company is one of three nationally-recognized suppliers of "Wheel Locking Hubs" as well as other accessory items. The Company also assembles and markets unique hydraulic winches which use a vehicle's power steering pump as the energy source as well as a "Selectric Drive" full-time 4 wheel drive coupling device. The Company's customer base is located throughout the United States and certain foreign countries.

     c.  Cash

At December 31, 1997, cash balances included restricted cash of approximately $89,000 in a cash collateral account with the Company's lender pending repayment of the Company's borrowings.

    d.  Credit Risk

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

               MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     e.  Inventory

Inventories consist primarily of merchandise purchased for resale and are valued at the lower of cost (first-in, first-out basis) or market.

     f.  Property and Equipment

Property and equipment is stated at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, usually five years. Expenditures for repairs and maintenance are charged to operations as incurred, and additions and improvements that extend the lives of the assets are capitalized.

      g.  Amortization

The cost of patents is being amortized on a straight line basis over their expected lives, usually twelve years. Deferred financing charges incurred in connection with the credit agreement (see Note 5) with the Company's lender are being amortized over the two year life of the credit facility.

      h.  Income Taxes

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

      i.  Earnings Per Share

Net loss per common share is calculated using the weighted average number of common and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 10,103,585 and 9,792,049 at December 31, 1997 and 1996, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at December 31, 1997 and 1996.

              MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        j.  Use of Estimates

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

        k.  Recent Pronouncements in Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which are both effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 128 and SFAS No. 129 in 1998 and expects no material impact to the Company's EPS calculation or financial statement disclosure.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 130 during 1998 and expects no material impact to the Company's financial reporting or presentation.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 during 1998 which may result in additional financial statement disclosures.

        l.  Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements and related footnotes to conform to the current year's presentation.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   INVENTORY

The Company's products are primarily manufactured overseas and arrive in the United States substantially complete and require very little preparation for distribution. At December 31, 1997 and December 31, 1996, approximately $115,000 and $64,000, respectively, of the Company's inventory was in transit to the United States from overseas. Costs associated with preparing inventory for sale are more appropriately classified as period costs rather than inventoriable costs because the Company's management believes that its sales function more closely resembles that of a distributor than of a manufacturer.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and December 31, 1996 consist of the following:

                                                      1997            1996
                                                      ----            ----

           Molds, dies and tooling                    663,067        633,052
           Autos and trucks                            53,287         48,417
           Office equipment                            57,974         52,414
                                                   ----------      ---------
                                                      774,328        733,883
            Less accumulated depreciation            (634,381)      (578,409)
                                                   ----------      ---------
                                                   $  139,947      $ 155,474
                                                   ==========      =========


4.     OTHER ASSETS

Other assets at December 31, 1997 and December 31, 1996 consist of the following:

                                                     1997              1996
                                                     ----              ----

         Patents, net of amortization             $   85,180        $  88,126
         Rental security deposits                     10,929           11,229
         CSVI - officer life insurance                20,088           15,064
         Deferred financing costs, net                78,090               --
                                                  ----------        ---------
                                                  $  194,287        $ 133,511
                                                  ==========        =========

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   NOTES PAYABLE

Notes payable at December 31, 1997 and December 31, 1996 consist of the following:

                                                                     1997                  1996
                                                                     ----                  ----
       Note payable - line of credit under revolving
       credit agreement, interest at Prime plus 3.0%,
       secured by accounts receivable and inventory             $ 1,459,745            $   809,884

       Term loan payable, interest at Prime plus 3.5%,
       secured by all Company assets, due March 31,
       1999                                                         180,180                     --

       Unsecured note payable in installments,
       interest at 12%, with final payment due
       July 1, 2000                                                  38,750                 52,500

       Notes payable - shareholders, interest at 12%,
       payable December 31, 1999                                    124,043                195,793

       Short-term notes due vendors, with an
       average interest rate of 9%                                       -                  42,562

       Notes payable to financial institutions at
       various interest rates from 10.25% to
       10.60%, secured by autos and trucks                           23,329                 32,021
                                                                 ----------            -----------
                                                                  1,826,047              1,132,760
       Less amounts due within one year                          (1,517,009)              (875,978)
                                                                 ----------            -----------
                 Amount due after one year                       $  309,038            $   256,781
                                                                 ==========            ===========


During 1997, the Company committed to a $1,500,000 revolving credit agreement and a $200,000 term loan with a financial institution for a period of two years at an interest rate of 3.50% above Prime plus substantial additional fees. The credit agreement contains certain affirmative, negative and financial covenants which, among others, specify certain minimum earnings and net worth requirements and maintenance of certain minimum interest coverage ratios. The credit agreement also requires the Company to assign all of the stock in its subsidiary, MileMarker, Inc., and the key man life insurance in the amount of $1,300,000 on its President/Chairman to the lender as collateral.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. NOTES PAYABLE (CONTINUED)

As of December 31, 1997, the Company was in technical default on several of the lender's requirements and ratios and has requested the lender's waiver and modification of these ratios. The Company has been advised by the lender that waivers and modifications will be granted. The Company is not in default in the payment of interest or principal.

The aggregate maturities of notes payable at December 31, 1997 are as follows:

                                           1998                  $  1,517,009
                                           1999                       296,316
                                           2000                        12,722
                                                                 ------------
                                                                 $  1,826,047
                                                                 ============
6.  LICENSING AGREEMENTS

The Company is obligated under a licensing agreement with Warn Industries, Inc. which grants the Company authority to utilize Warn's patents in the manufacture of certain locking hubs. The agreement calls for quarterly payments of 4% of sales on these hubs for a period of 10 years, with minimum payments of $325,000 and maximum payments of $600,000 during the life of the agreement. The Company has met the minimum payment requirements of this agreement.

The Company entered into an Intellectual Property Licensing Agreement with a foreign distributor during 1997 whereby the Company receives licensing fees of $125,000 plus royalties for a period of 10 years.

7.  INCOME TAXES

The Company has net operating loss carry-forwards of approximately $650,000 which may provide future income tax benefits that expire through 2012. The deferred tax asset at December 31, 1997 consists of the following:

                         Net Operating Loss Carry-forwards     $ 247,000
                         Valuation Allowance                    (247,000)
                                                               ---------
                                                                      --
                                                               =========

     Since any tax benefit is dependent upon future taxable earnings, the Company has not recognized such benefits for financial reporting purposes.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  INCOME TAXES (CONTINUED)

A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the year ended December 31, 1997, is as follows:

                     Federal income tax at statutory rate             34.0%
                     Effect of state rate                              3.6%
                     Benefit of net operating loss carry-forward     (37.6%)
                                                                    ------
                            Income tax expense                          --%
                                                                    ======
8.  COMMON STOCK

On August 15, 1994, the company successfully completed a private placement of its common stock. The Company sold 2,000,000 shares of common stock at $.50 per share. The underwriter of the private placement was offered warrants to purchase 150,000 shares of the Company's common stock at a price of $.60 per share at any time within five years of the closing date. The warrants, which were sold for $150, are provided standard anti-dilution protection and are to be included in any registration statement filed by the Company in the future. Other features of this private placement are (1) the right of the underwriter to designate one director to the Company's Board of Directors for a period of three years and (2) the granting of a right of first refusal to the underwriter to act as managing underwriter or placement agent for any and all public or private offerings of the Company, or any successor to or subsidiary of the Company, for a period of three years. No warrants were exercised through 1997.

On June 30, 1996, the Company completed a private placement of 400,000 shares of common stock at $.50 per share.

On December 31, 1996, the Company issued 50,000 shares of common stock and a warrant for 250,000 additional fully-paid shares to be issued in 1997 for consideration of $100,000 face value of a note payable (approximately $.33 per share). 250,000 shares of common stock were issued in July of 1997 pursuant to such warrants.

On April 25, 1997, the Company issued an option exercisable through April 24, 2000, to a key employee of the Company for the purchase of 100,000 shares of common stock at an exercise price of $.50 per share. During 1997, no options were exercised.

On December 31, 1997, at the request of its lender, the Company issued 50,000 shares of common stock to its Chairman in consideration for the conversion of $25,000 of his shareholder loan to the Company (approximately $.50 per share).

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  RELATED PARTY TRANSACTIONS

During 1995, the President and a related party advanced funds to the Company evidenced by two promissory notes in the amount of $150,793 and $45,000, respectively. The notes bear interest at the rate of 12% per annum, are subordinated to bank borrowings and are payable in full on December 31, 1999. During 1997 and 1996, the President waived approximately $16,000 and $18,000, respectively, of interest that was accrued on this loan, which is included in Other Income in the accompanying Statements of Operations. During 1997, the President also reduced his note payable from the Company by a total of $72,480 via conversion into $25,000 of common stock and a salary reduction of $46,750.

The Company's Kalama, Washington office and warehouse is situated in the home of a relative of the Company's President. The Company currently pays $475 per month on a month-to-month basis for this space.

10.   COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office and warehouse facilities under leases through 1998. Current monthly rent payments are $6,146, including $475 in month-to-month rents. Rent expense for the years ended December 31, 1997 and December 31, 1996 were $73,752 and $78,683, respectively. The Company also has several operating leases for vehicles and office equipment through 2001. At December 31, 1997, the future minimum lease payments are as follows:

                        1998                $  49,229
                        1999                   12,228
                        2000                    7,581
                        2001                    5,465
                                            ---------
                                            $  74,503
                                            =========
LEGAL

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