Form 10QSB
period 1998-03-31
MILE MARKER INTERNATIONAL INC
filed 1998-05-15
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          Commission file
         March 31, 1998                                  Number 0-26150


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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On March 31, 1998, the Registrant had outstanding 10,684,354 shares of common stock, $.001 par value.

                         MILEMARKER INTERNATIONAL, INC.


                                      INDEX


                                                                           Page No.
PART  I     FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheet, March 31, 1998 and
               December 31, 1997................................................ 3

               Consolidated Statement of Operations, Three months ended
               March 31, 1998 and March 31, 1997................................ 4

               Consolidated Statement of Cash Flows, Three months ended
               March 31, 1998 and March 31, 1997................................ 5

               Notes to Consolidated Financial Statements ...................... 6

Item  2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................7-8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .................................................... 9

Item 2.   Changes in Securities ................................................ 9

Item 3.   Defaults Upon Senior Securities ...................................... 9

Item 4.   Submission of Matters to a Vote of Security Holders .................. 9

Item 5.   Other Information .................................................... 9

Item 6.   Exhibits and Reports on Form 8-K ..................................... 9

SIGNATURES .....................................................................10

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                        MARCH 31         DECEMBER 31,
ASSETS                                                    1998               1997
                                                      -------------------------------
CURRENT ASSETS
  Cash                                                $    62,421         $   102,568
  Accounts Receivable, net of
    allowance for doubtful
    accounts of $7,000                                    669,375             867,578
  Inventory                                             1,952,096           1,869,806
  Other Receivables                                       100,000             114,685
  Prepaid Expenses                                         33,170               8,299
                                                      -------------------------------
      Total Current Assets                              2,817,062           2,962,936

PROPERTY AND EQUIPMENT, NET                               128,808             139,947

OTHER ASSETS
   Deferred Financing Costs, net                           85,560              78,090
   Unamortized Patent Costs, net                           82,180              85,180
   Other                                                   44,188              31,017
                                                      -------------------------------
      Total Other Assets                                  211,928             194,287
        TOTAL ASSETS
                                                      -------------------------------
                                                      $ 3,157,798         $ 3,297,170
                                                      ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                      $ 1,236,167         $ 1,459,745
  Current Maturities of Notes Payable                      58,508              57,264
  Accounts Payable                                        397,321             354,776
  Accrued Liabilities                                      27,477              85,982
                                                      -------------------------------
      Total Current Liabilities                         1,719,473           1,957,767

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                             77,883             124,043
  Term Loan                                               138,272             147,212
  Other Notes Payable                                      28,869              37,782
                                                      -------------------------------
      Total Long-Term Notes Payable                       245,024             309,037
                                                      -------------------------------
      TOTAL LIABILITIES                                 1,964,497           2,266,804
                                                      ===============================

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000
   shares authorized, 10,684,354 shares
   and 10,284,354 shares issued and
   outstanding in 1998 and 1997, respectively
Paid-in Capital                                            10,684              10,284
Accumulated Deficit                                     1,546,165           1,406,565
      TOTAL SHAREHOLDERS' EQUITY                         (363,548)           (386,483)
                                                      -------------------------------
      TOTAL SHAREHOLDERS' EQUITY                        1,193,301           1,030,366

                                                      -------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 3,157,798         $ 3,297,170
                                                      ===============================


The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    UNAUDITED



                                                            1998                1997
                                                       ---------------------------------
SALES                                                  $  1,012,153         $  1,056,783
COST OF SALES                                               618,203              664,486
                                                       ---------------------------------

              GROSS PROFIT                                  393,950              392,297

SELLING EXPENSES                                            102,842               62,509

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                        73,197              132,525
   Professional Fees                                         34,956               61,730
   Interest                                                  44,688               33,298
   Rent                                                      18,438               18,438
   Depreciation and Amortization                             31,743               16,999
   Insurance                                                 (2,281)              10,936
   Vehicle Expenses                                           9,569               11,766
   Research & Development                                     2,518                2,506
   Other                                                     36,574               20,635
                                                       ---------------------------------
      Total General and Administrative Expenses             249,402              308,833
                                                       ---------------------------------
              Total Expenses                                352,244              371,342
                                                       ---------------------------------

INCOME FROM OPERATIONS                                       41,706               20,955

OTHER INCOME (EXPENSE)                                      (18,771)              (5,949)

Income before Provision for Income Taxes                     22,935               15,006

Provision for Income Taxes (Benefit)                             --                   --
                                                       ---------------------------------
      NET INCOME                                       $     22,935         $     15,006
                                                       =================================


PER SHARE DATA:

   Weighted Average Shares Outstanding                   10,384,354            9,984,357

   INCOME (LOSS) PER COMMON SHARE                      $       0.00         $       0.00




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    UNAUDITED



                                                               1997              1996
                                                          ---------------------------
OPERATING ACTIVITIES

Net income                                                $  22,935         $  15,006
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                              31,743            16,999
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                     198,203           (20,829)
    Inventories                                             (82,290)          (35,006)
    Prepaid expenses                                        (24,871)            1,423
    Other receivables                                        14,685           (36,725)
    Other assets                                            (13,171)             (810)
(Decrease) increase in:
    Accounts payable                                         42,545           203,551
    Accrued liabilities                                     (58,505)           (2,454)
                                                          ---------------------------
Net cash provided by operating activities                   131,274           141,155

INVESTING ACTIVITIES

Capital equipment acquisitions                               (1,986)          (26,232)
Patent costs                                                     --            (6,656)
                                                          ---------------------------
Net cash used in investing activities                        (1,986)          (32,888)

FINANCING ACTIVITIES

Proceeds from sale of common stock                          140,000                --
Repayment of short term borrowing                          (223,578)         (126,974)
Proceeds from long-term debt                                     --           200,000
Deferred financing costs                                    (23,088)         (122,000)
Repayment of shareholder loans                              (46,160)               --
Principal payments on long-term debt                        (16,609)          (47,272)
                                                          ---------------------------
Net cash used by financing activities                      (169,435)          (96,246)

(Decrease) Increase in Cash                                 (40,147)           12,022

Cash at Beginning of Period                                 102,568            31,882

                                                          ---------------------------
Cash at End of Period                                     $  62,421         $  43,904
                                                          ===========================

Supplementary Disclosure of Cash Flow Information:

    Cash paid during the period for Interest              $  48,850         $  33,298


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

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Mile-Marker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 1997.

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

RESULTS OF OPERATIONS

         The following table summarizes the results of operations, stated as a percentage of sales, for the three months ended March 31, 1998, and 1997:


                                              1998            1997
                                             ------          ------
Sales                                        100.0%          100.0%
Cost of Sales                                 61.1%           62.9%
                                              --------------------
   Gross Profit                               38.9%           37.1%
Selling, General and
 Administrative Expenses                      30.4%           32.0%
                                              --------------------
Income from Operations                         8.5%            5.1%
Other Income (Expense)                        (1.8)%           (.5)%
Interest Expense                               4.4%            3.2%
                                              --------------------
   Net Income                                  2.2%            1.4%


         Sales of $1,012,153 for the three months ended March 31, 1998, were $44,630, or approximately 4% less than comparable 1997 sales of $1,056,783. This decrease in sales was attributable to the warm winter resulting from the El Nino weather effects. The Company's product mix between winches and hubs/conversion kits continued to shift more towards winches, which accounted for approximately 35% of sales in the March 1998 quarter compared to approximately 30% in the 1997 period. The quarterly gross profit margin improved by approximately 2% in the March 1998 quarter from the same period in 1997, reflecting lower product costs. Selling 9costs, however, increased by approximately $40,000 in the first three months of 1998 to $102,842 from $62,509 - an increase of about 65% when compared to the same period in 1997 due to more sales commissions.

         General and administrative expenses for the three months ended March 31, 1998 decreased by $59,431, or about 19%, from $308,833 in 1997 to $249,402 in 1998. The most significant decreases in general and administrative expenses from the first three months of 1998 related primarily to salaries and professional fees. 1998 officer salaries were significantly less than the prior year's period, partially due to salary refunds by the executive officers. Significant non-recurring legal costs were incurred by the Company during 1997 for the successful defense of its Kronberger legal action.

Interest and loan amortization costs were higher in the first three months of 1998 than in 1997. Relative to sales, the 1998 first quarter's general and administrative costs decreased by about 5% of sales from the comparable period in 1997. During the quarter ended March 31, 1998, the President of the Company, Richard E. Aho, waived approximately $42,000, consisting of officer compensation and interest on his shareholder loan.

         The Company's income from operations for the first three months of 1998 was approximately double that of the same period in 1997 - $41,706 versus $20,955 due primarily to expense reductions. Other income and expense items in the first three months of 1998 reflected the cessation of royalty income from one source and the delayed start of royalties from another source. Nevertheless, the net income of $22,935 for the quarter ended March 31, 1998 was approximately 50% greater than the $15,006 of net income earned in the same period in 1997. The Company's earnings per share were negligible in the first three months of both 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets decreased by $145,874 to $2,817,082 at March 31, 1998, compared to $2,962,936 at December 31, 1997. Most of this decrease is reflected in a $198,203 lower level of accounts receivable at March 31, 1998, partially offset by an $82,290 increase in inventory. Net working capital increased by $93,664 from $1,005,169 on December 31, 1997, to $1,098,833 on March 31, 1998, and the. the Company's current ratio increased to 1.64 at March 31, 1998, compared to 1.51 at December 31, 1997. Borrowings under the Company's line of credit decreased by $223,578 from December 31, 1997 levels as the Company received the proceeds of $140,000 from the sale of its common stock at $.35 per share and increased its use of accounts payable by $42,545.

The Company funds its operations principally through the daily collection of its trade receivables, supplemented with asset-based borrowings. On March 31, 1997, the Company committed to a $1,700,000 credit facility consisting of a two year term loan of $200,000 and a two year revolving line of credit of $1,500,000. This credit facility includes an interest rate of 3.5% above prime in addition to substantial banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its inventory and accounts receivable, as well as the pledge of all of the stock held by MileMarker International, Inc. in MileMarker, Inc. and the key man life insurance on the Company's President/Chairman.

         The Company has no material commitments outstanding for major capital expenditures during 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.


ITEM  2   CHANGES IN SECURITIES

       On March 31, 1998, the Company issued 400,000 common shares to several new shareholders at $.35 per share under SEC Regulation S.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

        None


ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM  5   OTHER INFORMATION

        None

ITEM  6    EXHIBITS AND REPORTS ON FORM 8K

        None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.





MILEMARKER INTERNATIONAL, INC.
         (Registrant)



       5/11/98                            /s/ Richard E. Aho
-------------------------                -----------------------------------
       (Date)                            Richard E. Aho, President and
                                         Principal Accounting Officer


       5/11/98                           /s/ Leslie J. Aho
-------------------------                -----------------------------------
       (Date)                            Leslie J. Aho, Secretary/Treasurer