Form 10QSB
period 1998-06-30
MILE MARKER INTERNATIONAL INC
filed 1998-08-12
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                              Commission file
          June 30, 1998                                      Number 0-26150


                         MILEMARKER INTERNATIONAL, INC.
      ---------------------------------------------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

   New York                                                        11-2128469
----------------                                                 --------------
(State or other                                                  (IRS Employer
 jurisdiction of                                                 Identification
 incorporation)                                                     Number)

               1450 S.W. 13th Court, Pompano Beach, Florida 33069
              ----------------------------------------------------
                    (Address of principal executive offices)

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

 Yes [X]           No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         On June 30, 1998, the Registrant had outstanding 10,684,354 shares of common stock, $.001 par value.

                         MILEMARKER INTERNATIONAL, INC.

                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets, June 30, 1998 and
         December 31, 1997 ..................................................           3

         Consolidated Statements of Operations, Three months ended
         June 30, 1998 and June 30, 1997 ....................................           4

         Consolidated Statements of Operations, Six months ended
         June 30, 1998 and June 30, 1997 ....................................           5

         Consolidated Statements of Cash Flows, Six months ended
         June 30, 1998 and June 30, 1997 ....................................           6

         Notes to Condensed Consolidated Financial Statements ...............           7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...........................................          8-10

PART II  OTHER INFORMATION

Item 1. Legal Proceedings ...................................................          10

Item 2. Changes in Securities ...............................................          10

Item 3. Defaults Upon Senior Securities .....................................          10

Item 4. Submission of Matters to a Vote of Security Holders .................          10

Item 5. Other Information ...................................................          10

Item 6. Exhibits and Reports on Form 8-K ....................................          10

SIGNATURES ..................................................................          11



                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                          JUNE 30,            DECEMBER 31,
                                                                           1998                   1997
                                                                        -----------           -----------
ASSETS
CURRENT ASSETS
  Cash                                                                  $    79,465           $   102,568
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000                                                      522,108               867,578
  Inventory                                                               2,064,150             1,869,806
  Other Receivables                                                          75,000               114,685
  Prepaid Expenses                                                           27,519                 8,299
                                                                        -----------           -----------
      Total Current Assets                                                2,768,242             2,962,936

PROPERTY AND EQUIPMENT, NET                                                 119,871               139,947

OTHER ASSETS
   Deferred Financing Costs, net                                             67,125                78,090
   Unamortized Patent Costs, net                                             79,805                85,180
   Other                                                                     45,205                31,017
                                                                        -----------           -----------
      Total Other Assets                                                    192,135               194,287
                                                                        -----------           -----------
        TOTAL ASSETS                                                    $ 3,080,248           $ 3,297,170
                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                                        $ 1,231,134           $ 1,459,745
  Term Loan - Current                                                       164,167                32,968
  Current Maturities of Notes Payable                                        24,791                24,296
  Accounts Payable                                                          371,860               354,776
  Accrued Liabilities                                                        29,159                85,982
                                                                        -----------           -----------
      Total Current Liabilities                                           1,821,111             1,957,767

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                                               45,000               124,043
  Term Loan                                                                       0               147,212
  Other Notes Payable                                                        25,337                37,782
                                                                        -----------           -----------
      Total Long-Term Notes Payable                                          70,337               309,037
                                                                        -----------           -----------
      TOTAL LIABILITIES                                                   1,891,448             2,266,804
                                                                        ===========           ===========

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,684,354 shares and 10,284,354 shares
   issued and outstanding in 1998 and 1997, respectively                     10,684                10,284
Paid-in Capital                                                           1,546,165             1,406,565
Accumulated Deficit                                                        (368,049)             (386,483)
                                                                        -----------           -----------
      TOTAL SHAREHOLDERS' EQUITY                                          1,188,800             1,030,366
                                                                        -----------           -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                $ 3,080,248           $ 3,297,170
                                                                        ===========           ===========



The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED


                                                                   1998                   1997
                                                               ------------           ------------
SALES                                                          $    852,128           $    838,628
COST OF SALES                                                       491,894                504,238
                                                               ------------           ------------

              GROSS PROFIT                                          360,234                334,390

SELLING EXPENSES                                                    104,412                103,252

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                                80,993                125,629
   Professional Fees                                                 10,862                 57,839
   Interest                                                          48,203                 35,210
   Rent                                                              18,721                 18,438
   Depreciation and Amortization                                     38,021                 33,890
   Insurance                                                         12,224                 11,196
   Vehicle Expenses                                                  13,057                 10,702
   Research & Development                                             2,107                  2,674
   Other                                                             21,199                 22,695
                                                               ------------           ------------
      Total General and Administrative Expenses                     245,387                318,273
                                                               ------------           ------------
              Total Expenses                                        349,799                421,525
                                                               ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                        10,435                (87,135)

OTHER (EXPENSE) INCOME                                              (14,936)                 5,744
                                                               ------------           ------------
Income before Provision for Income Taxes                             (4,501)               (81,391)

Provision for Income Taxes (Benefit)                                     --                     --
                                                               ------------           ------------
      NET LOSS                                                 $     (4,501)          $    (81,391)


PER SHARE DATA:

   Weighted Average Shares Outstanding                           10,684,354              9,984,357

   LOSS PER COMMON SHARE                                       $      (0.00)          $      (0.01)




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED


                                                             1998                  1997
                                                         ------------           ------------
SALES                                                    $  1,864,281           $  1,895,411
COST OF SALES                                               1,110,097              1,168,724
                                                         ------------           ------------

              GROSS PROFIT                                    754,184                726,687

SELLING EXPENSES                                              207,254                165,761

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                         154,191                258,154
   Professional Fees                                           45,818                119,569
   Interest                                                    92,892                 68,508
   Rent                                                        37,159                 36,876
   Depreciation and Amortization                               69,764                 50,889
   Insurance                                                    9,944                 22,132
   Vehicle Expenses                                            22,626                 22,468
   Research & Development                                       4,625                  5,180
   Other                                                       57,771                 43,331
                                                         ------------           ------------
      Total General and Administrative Expenses               494,790                627,107
                                                         ------------           ------------
              Total Expenses                                  702,044                792,868
                                                         ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                  52,140                (66,181)

OTHER EXPENSE                                                 (33,707)                  (204)
                                                         ------------           ------------
Income (Loss) before Provision for Income Taxes                18,433                (66,385)

Provision for Income Taxes (Benefit)                               --                     --
                                                         ------------           ------------
      NET INCOME (LOSS)                                  $     18,433           $    (66,385)


PER SHARE DATA:

   Weighted Average Shares Outstanding                     10,512,925              9,984,357

   INCOME (LOSS) PER COMMON SHARE                        $       0.00           $      (0.01)




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED



                                                                    1998                1997
                                                                 ---------           ---------
OPERATING ACTIVITIES

Net income (loss)                                                $  18,433           $ (66,385)
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                     69,764              50,889
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                            345,470              81,093
    Inventories                                                   (194,344)           (211,454)
    Prepaid expenses                                               (19,220)             (8,716)
    Other receivables                                               39,685              (8,145)
    Other assets                                                   (14,188)             (2,751)
(Decrease) increase in:
    Accounts payable                                                17,084              95,482
    Accrued liabilities                                            (56,823)            (26,418)
                                                                 ---------           ---------
Net cash provided by operating activities                          205,861             (96,405)

INVESTING ACTIVITIES

Capital equipment acquisitions                                      (6,317)            (35,591)
Patent costs                                                          (623)             (6,654)
                                                                 ---------           ---------
Net cash used in investing activities                               (6,940)            (42,245)

FINANCING ACTIVITIES

Proceeds from sale of common stock                                 140,000                  --
(Repayment of) proceeds from short term borrowing                 (228,611)            127,621
Proceeds from long-term debt                                            --             200,000
Deferred financing costs                                           (26,407)           (124,944)
Repayment of shareholder loans                                     (79,043)                 --
Principal payments on long-term debt                               (27,963)            (57,934)
                                                                 ---------           ---------
Net cash used by financing activities                             (222,024)            144,743

(Decrease) Increase in Cash                                        (23,103)              6,093

Cash at Beginning of Period                                        102,568              31,882
                                                                 ---------           ---------
Cash at End of Period                                            $  79,465           $  37,975
                                                                 =========           =========

Supplementary Disclosure of Cash Flow Information:

    Cash paid during the period for Interest                     $  92,892           $  68,508



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

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of MileMarker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 1997.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

         Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. Potential common stock, when included in the computation of earnings per share, was anti-dilutive.


Note 2:  Reclassification

         Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

         The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 1998 and 1997:

                                                     Six Months                        Three Months
                                               ----------------------            ----------------------
                                                1998             1997            1998             1997
                                               -----            -----            -----            -----
Sales                                          100.0%           100.0%           100.0%           100.0%
Cost of Sales                                   59.5             61.7             57.7             60.1
                                               -----            -----            -----            -----
   Gross Profit                                 40.5             38.3             42.3             39.9
Selling, General and
 Administrative Expenses                        32.7             38.2             38.9             46.1
                                               -----            -----            -----            -----
Income (Loss) from Operations                    7.8               .1              3.4             (6.2)
Other Income (Expense)                          (1.8)              --             (1.7)              .7
Interest Expense                                 5.0              3.6              2.2              4.2
                                               -----            -----            -----            -----
Income (Loss)                                    1.0             (3.5)            (0.5)            (9.7)




         Sales of $1,864,281 for the six months ended June 30, 1998, are approximately 2% less than the 1997 sales of $1,895,411 for the same comparable period. 1998 sales are less than 1997 sales because the warm winter resulting from the El Nino weather effects had an adverse impact. However, sales for the most recent three month period ended June 30, 1998 are approximately 2% greater than the same period in 1997, reflecting an improving trend.

         The Company's product mix between winches and hubs/conversion kits during the six months ended June 30, 1998 shifted back to hubs/conversion kits, which accounted for approximately 69% of sales in 1998 compared to approximately 65% in 1997. The gross profit margin improved by approximately 2% in the 1998 period from the six month period in 1997, reflecting lower product costs. Selling costs, however, increased by approximately $40,000 in the first six months of 1998 to $207,254 from $165,761 -- an increase of about 25% when compared to the same period in 1997 due to more sales commissions in the first three months of 1998.

         General and administrative expenses for the six months ended June 30, 1998 decreased by $132,317, or about 21%, from $627,107 in 1997 to $494,790 in
1998. The most significant decreases in general and administrative expenses during the first six months of 1998 related primarily to officer salaries and professional fees. During the first six months of 1998, about $79,000 of officer salaries were waived. About $70,000 of non-recurring legal costs were incurred by the Company during 1997 for the successful defense of its Kronberger legal action, compared to none in 1998. Higher interest and loan amortization expenses in the first six months of 1998 were offset by lower salary, professional fees and insurance expenses. As a percentage of sales, the Company's general and administrative costs decreased from about 33% during the first six months of 1997 to approximately 27% in 1998.

         The Company earned income of $52,140 from operations in the first six months of 1998 compared to an operating loss of $66,181 in 1997. This improvement resulted from lower operating expenses and improved profit margins on 2% less sales in 1998. During the three months ended June 30, 1997, the Company's income from operations was $10,435 compared to an operating loss of $87,135 during the prior year's similar period. Other income and expense items during the three months and six months ended June 30, 1998 reflected net expenses of $14,936 and $33,707, respectively, because of the cessation of certain royalty income which had previously offset licensing costs. The Company's net income for the six months ended June 30, 1998 was $18,433 compared to a net loss of $66,385 for the first six months of 1997. The Company's net loss for the three months ended June 30, 1998 was $4,501 compared to a net loss of $81,391 for the same period in 1997. The Company's income and loss per common share were both less than $.01 during the 1998 periods.

         The Company has begun converting its computer system to be Year 2000 compliant. New computer hardware has been installed which is Year 2000 compliant, and a computer software company has been engaged recently to upgrade the Company's computer system by December 31, 1998 to be Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets decreased by $194,694 to $2,768,242 at June 30, 1998, compared to $2,962,936 at December 31, 1997. Most of this decrease is reflected in a $345,470 reduction in accounts receivable at June 30, 1998, partially offset by an $194,344 increase in inventory. Net working capital decreased $58,039 from $1,005,169 on December 31, 1997, to $947,130 on June 30,
1998, and the Company's current ratio increased to 1.52 at June 30, 1998, compared to 1.51 at December 31, 1997. Borrowings under the Company's line of credit decreased by $228,611 from December 31, 1997 levels, and the Company received the proceeds of $140,000 from the sale of its common stock at $.35 per share during the first six months of 1998.

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

Item 2.  Changes in Securities

         On March 31, 1998, the Company issued 400,000 common shares to several new shareholders at $.35 per share under SEC Regulation S.

Item 3.  Defaults Upon Senior Securities

         The Company's credit agreement with its lender contains certain affirmative, negative and financial covenants which, among others, specify minimum net worth requirements, minimum earnings before interest, taxes, depreciation and amortization, and the maintenance of minimum interest coverage. As of June 30, 1998, the Company was not in default in the payment of interest and principal.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item  6  Exhibits and Reports on Form 8K

         Exhibit 27   Financial Data Schedule (for SEC use only).

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.





MILEMARKER INTERNATIONAL, INC.
        (Registrant)



        8/10/98                            /s/ Richard E. Aho
-------------------------                ---------------------------------------
        (Date)                           Richard E. Aho, President and
                                         Principal Accounting Officer


       8/10/98                            /s/ Leslie J. Aho
-------------------------                ---------------------------------------
        (Date)                           Leslie J. Aho, Secretary/Treasurer