Form 10QSB
period 1998-09-30
MILE MARKER INTERNATIONAL INC
filed 1998-11-12
CIK 930121

                                  FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                             Commission file
       September 30, 1998                                   Number 0-26150


                         MILEMARKER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
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

 Yes [X]           No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      On September 30, 1998, the Registrant had outstanding 10,684,354 shares of common stock, $.001 par value.

                         MILEMARKER INTERNATIONAL, INC.

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART  I     FINANCIAL INFORMATION

Item 1. Financial Statements

              Consolidated Balance Sheets, September 30, 1998 and
              December 31, 1997 ..............................................       3

              Consolidated Statements of Operations, Three months ended
              September 30, 1998 and September 30, 1997 ......................       4

              Consolidated Statements of Operations, Nine months ended
              September 30, 1998 and September 30, 1997 ......................       5

              Consolidated Statements of Cash Flows,  Nine months ended
              September 30, 1998 and September 30, 1997 ......................       6

              Consolidated Statement of Shareholders' Equity, Nine months
              ended September 30, 1998 .......................................       7

              Notes to Consolidated Financial Statements .....................       8

Item  2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................      9-11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................      11

Item 2.  Changes in Securities ...............................................      11

Item 3.  Defaults Upon Senior Securities .....................................      11

Item 4.  Submission of Matters to a Vote of Security Holders .................      12

Item 5.  Other Information ...................................................      12

Item 6.  Exhibits and Reports on Form 8-K ....................................      12

SIGNATURES ...................................................................      13



                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                    September 30,      December 31,
                                                                         1998             1997
                                                                     -----------       -----------
ASSETS
CURRENT ASSETS
  Cash                                                               $    32,564       $   102,568
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000                                                   520,792           867,578
  Inventory                                                            2,018,498         1,869,806
  Other Receivables                                                       75,000           114,685
  Prepaid Expenses                                                        30,365             8,299
                                                                     -----------       -----------
      Total Current Assets                                             2,677,219         2,962,936

PROPERTY AND EQUIPMENT, NET                                              106,544           139,947

OTHER ASSETS
   Deferred Financing Costs, net                                          45,189            78,090
   Unamortized Patent Costs, net                                          76,805            85,180
   Other                                                                  54,142            31,017
                                                                     -----------       -----------
      Total Other Assets                                                 176,136           194,287
                                                                     -----------       -----------
        Total Assets                                                 $ 2,959,899       $ 3,297,170
                                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                                     $ 1,023,918       $ 1,459,745
  Term Loan - Current                                                    152,336            32,968
  Current Maturities of Notes Payable                                     25,049            24,296
  Accounts Payable                                                       557,999           354,776
  Accrued Liabilities                                                     31,144            85,982
                                                                     -----------       -----------
      Total Current Liabilities                                        1,790,446         1,957,767

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                                            45,000           124,043
  Term Loan                                                                   --           147,212
  Other Notes Payable                                                     18,936            37,782
                                                                     -----------       -----------
      Total Long-Term Notes Payable                                       63,936           309,037
                                                                     -----------       -----------
      Total Liabilities                                                1,854,382         2,266,804
                                                                     ===========       ===========

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,684,354 shares and 10,284,354 shares
   issued and outstanding in 1998 and 1997, respectively                  10,684            10,284
Paid-in Capital                                                        1,546,165         1,406,565
Accumulated Deficit                                                     (451,332)         (386,483)
                                                                     -----------       -----------
      Total Shareholders' Equity                                       1,105,517         1,030,366
                                                                     -----------       -----------
Total Liabilities & Shareholders' Equity                             $ 2,959,899       $ 3,297,170
                                                                     ===========       ===========





The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 1998 and 1997
                                    UNAUDITED



                                                               1998                1997
                                                           ------------       ------------
Sales                                                      $    800,379       $    856,882
Cost of Sales                                                   425,786            528,328
                                                           ------------       ------------

              Gross Profit                                      374,593            328,554
                                                           ------------       ------------

Selling Expenses                                                118,443             93,022
                                                           ------------       ------------

General and Administrative Expenses
   Salaries and Wages                                           114,325             74,385
   Professional Fees                                             10,748             23,985
   Rent                                                          19,329             18,438
   Depreciation and Amortization                                 38,262             29,832
   Insurance                                                     13,440             23,084
   Vehicle Expenses                                               7,993             10,687
   Research & Development                                         1,244              6,131
   Other                                                         31,273             34,673
                                                           ------------       ------------
      Total General and Administrative Expenses                 236,614            221,215
                                                           ------------       ------------
              Total Expenses                                    355,057            314,237
                                                           ------------       ------------

Income from Operations                                           19,536             14,317

Other (Expense)/Income
       Interest Expense                                         (44,552)           (43,307)
       Other (Expense)/Income                                   (13,795)           128,998
                                                           ------------       ------------
                Total Other (Expense)/Income                    (58,347)            85,691

(Loss)/Income before Provision for Income Taxes                 (38,811)           100,008

Provision for Income Taxes (Benefit)                                 --                 --
                                                           ------------       ------------
      Net (Loss)/Profit                                    $    (38,811)      $    100,008
                                                           ============       ============

Per Share Data:

   Weighted Average Shares Outstanding                       10,684,354         10,171,857

  (Loss)/Income per Common Share                           $      (0.00)      $       0.01





The accompanying Notes are an integral part of these financial statements

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 1998 and 1997
                                    UNAUDITED



                                                               1998               1997
                                                           -----------       -----------
Sales                                                      $ 2,664,660       $ 2,752,293
Cost of Sales                                                1,580,355         1,697,052
                                                           -----------       -----------

              Gross Profit                                   1,084,305         1,055,241
                                                           -----------       -----------

Selling Expenses                                               325,697           258,782
                                                           -----------       -----------

General and Administrative Expenses
   Salaries and Wages                                          268,516           332,539
   Professional Fees                                            56,565           143,554
   Rent                                                         56,488            55,314
   Depreciation and Amortization                               108,027            80,721
   Insurance                                                    23,384            45,215
   Vehicle Expenses                                             30,619            33,155
   Research & Development                                        5,869            11,311
   Other                                                        89,045            78,006
                                                           -----------       -----------
      Total General and Administrative Expenses                638,513           779,815
                                                           -----------       -----------
              Total Expenses                                   964,210         1,038,597
                                                           -----------       -----------

Income from Operations                                         120,095            16,644

Other Expense/Income
       Interest Expense                                       (137,443)         (111,815)
       Other (Expense)/Income                                  (47,502)          128,794
                                                           -----------       -----------
                Total Other (Expense)/Income                  (184,945)           16,979
                                                           -----------       -----------

(Loss)/Income before Provision for Income Taxes                (64,850)           33,623

Provision for Income Taxes (Benefit)                                --                --
                                                           -----------       -----------
      Net (Loss)/Income                                    $   (64,850)      $    33,623
                                                           ===========       ===========


Per Share Data:

   Weighted Average Shares Outstanding                      10,564,354        10,059,357

   (Loss)/Income per Common Share                          $     (0.01)      $      0.00




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    UNAUDITED



                                                                    1998             1997
                                                                  ---------       ---------

OPERATING ACTIVITIES

Net (loss)/income                                                 $ (64,850)      $  33,623
Adjustments to reconcile net (loss)/income to net cash
provided(used) by operating activities:
  Depreciation and amortization                                     108,027          80,721
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                             346,786         (28,996)
    Inventories                                                    (148,692)       (317,682)
    Prepaid expenses                                                (22,066)        (10,504)
    Other receivables                                                39,685        (105,668)
    Other assets                                                    (23,125)         (3,571)
(Decrease) increase in:
    Accounts payable                                                203,223         196,589
    Accrued liabilities                                             (54,838)        (25,197)
                                                                  ---------       ---------
Net cash provided (used) by operating activities                    384,150        (180,685)

INVESTING ACTIVITIES

Capital equipment acquisitions                                       (6,317)        (40,391)
Patent costs                                                           (623)         (6,654)
                                                                  ---------       ---------
Net cash used in investing activities                                (6,940)        (47,045)

FINANCING ACTIVITIES

Proceeds from sale of common stock                                  140,000              --
(Repayment of) proceeds from short term borrowing                  (435,827)        334,627
Proceeds from long-term debt                                             --         200,000
Deferred financing costs                                            (26,407)       (124,944)
Repayment of shareholder loans                                      (79,043)        (46,750)
Principal payments on long-term debt                                (45,937)        (71,206)
                                                                  ---------       ---------
Net cash (used) provided by financing activities                   (447,214)        291,727

(Decrease) Increase in Cash                                         (70,004)         63,997

Cash at Beginning of Period                                         102,568          31,882
                                                                  ---------       ---------
Cash at End of Period                                             $  32,564       $  95,879
                                                                  =========       =========

Supplementary Disclosure of Cash Flow Information:

    Cash paid during the period for Interest                      $ 137,443       $ 107,992




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    UNAUDITED




                                                                                                      RETAINED
                                      TOTAL                 COMMON STOCK              PAID IN         EARNINGS
                                     EQUITY           SHARES            AMOUNT        CAPITAL         (DEFICIT)
                                    ---------       ----------          ------       ---------        --------
Balances, December 31, 1997         $1,030,366       10,284,354         $10,284       1,406,565       $(386,483)

Sale of New Common Stock               140,000          400,000             400         139,600               0

Net Loss for Nine Months 1998          (64,849)               0               0               0         (64,849)
                                    ----------       ----------         -------       ---------       ---------
Balances, September 30, 1998        $1,105,517       10,684,354         $10,684       1,546,165       $(451,332)








These accompanying Notes are an integral part of these financial statements.

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

RESULTS OF OPERATIONS

         The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 1998 and 1997:

                                          Nine Months              Three Months
                                      ------------------        ------------------
                                      1998         1997         1998          1997
                                      -----        -----        -----        -----
Sales                                 100.0%       100.0%       100.0%       100.0%
Cost of Sales                          59.3         61.7         53.2         61.7
                                      -----        -----        -----        -----
   Gross Profit                        40.7         38.3         46.8         38.3

Selling, General and
 Administrative Expenses               36.2         37.7         44.4         36.7
                                      -----        -----        -----        -----
Income from Operations                  4.5           .6          2.4          1.6
Other Income (Expense)                 (1.7)         4.7         (1.7)        15.1
Interest Expense                       (5.2)        (4.1)        (5.6)        (5.0)
                                      -----        -----        -----        -----
Net Income (Loss)                      (2.4)         1.2         (4.9)        11.6




         Sales of $2,664,660 for the nine months ended September 30, 1998, were approximately 3% less than 1997 sales of $2,752,293 for the same comparable period. Sales for the three months ended September 30, 1998, were approximately 6.6% less than the same period in 1997, reflecting a weak quarter for summer re-ordering by the Company's distributors. 1998 sales generally were less than 1997 sales because the warm winter resulting from the El Nino weather effects had an adverse impact on the demand for the Company's weather-related products.

         The Company's product mix between winches and hubs/conversion kits during the nine months ended September 30, 1998 shifted back to hubs/conversion kits, which accounted for approximately 67% of sales in 1998 compared to approximately 64% in 1997. The gross profit margin improved by approximately 2% in the 1998 period from the nine month period in 1997, reflecting lower product costs. Selling costs, however, increased by approximately $67,000 in the first nine months of 1998 to $325,697 from $258,782 - an increase of about 26% when compared to the same period in 1997 due to more sales commissions and co-op advertising required in 1998 to generate the sales achieved in a difficult market.

General and administrative expenses for the nine months ended September 30, 1998 decreased by $141,302, or about 18%, from $779,815 in 1997 to $638,513 in 1998.
The most significant decreases in general and administrative expenses during the first nine months of 1998 related primarily to professional fees and salaries. About $70,000 of non-recurring legal costs were incurred by the Company during 1997 for its successful defense of the Kronberger legal action; none were incurred in 1998. Also, during the first nine months of 1998, about $79,000 of officer salaries were waived, compared to $62,000 waived in 1997. Approximately $53,000 higher interest and loan amortization expenses in the first nine months of 1998 were offset by lower professional fees, salaries and insurance expenses. As a percentage of sales, the Company's general and administrative costs decreased to about 24% during the first nine months of 1998 from about 28% in the first nine months of 1997.

         The Company had an operating income of $120,095 from operations in the first nine months of 1998 compared to an operating income of $16,644 in 1997. This improvement resulted from lower operating expenses and improved profit margins on 2% less sales in 1998. During the three months ended September 30, 1998, the Company's income from operations was $19,536 compared to an operating income of $14,317 during the prior year's similar period. Other income and expense items during the three months and nine months ended September 30, 1998 reflected net expenses of $13,795 and $47,502, respectively, compared to other income of approximately $129,000 during the comparable periods. This decrease from 1997 is attributable to the cessation of certain royalty income which had previously offset licensing costs. The Company's net loss for the nine months ended September 30, 1998 was $64,850 compared to a net profit of $33,623 for the first nine months of 1997. The Company's net loss for the three months ended September 30, 1998 was $38,811 compared to a net profit of $100,008 for the same period in 1997. The Company's loss per common share was approximately $.01 during the first nine months of 1998 compared to a net profit per common share of less than $.01 during 1997.

         The Company has converted its computer system to be Year 2000 compliant at a cost of approximately $16,000. New computer hardware was installed which is Year 2000 compliant, and a computer software company has recently upgraded the software for the Company's computer system to be Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets decreased by $285,717 to $2,677,219 at September 30, 1998, compared to $2,962,936 at December 31, 1997. Most of this decrease is reflected in a $346,786 reduction in accounts receivable and $70,004 in cash balances at September 30, 1998, partially offset by an $148,692 increase in inventory. Net working capital decreased by $118,396 from $1,005,169 on December 31, 1997, to $886,773 on September 30, 1998, primarily because a term loan became current during this period. The Company's current ratio decreased to
1.50 at September 30, 1998, compared to

1.51 at December 31, 1997. Borrowings under the Company's line of credit decreased by $435,827 from December 31, 1997 levels, and trade payables increased by over $200,000. The Company also received $140,000 from the sale of its common stock at $.35 per share during the first nine months of 1998.

         The Company has no material commitments outstanding for major capital expenditures during 1998.

         The Company funds its operations principally through the collection of its trade receivables, supplemented with asset-based borrowings. In order to meet the Company's need for significantly increased working capital to achieve its projected increased sales potential, the Company's bank line of credit was replaced on March 31, 1997, with a $1,700,000 credit facility consisting of a two year term loan of $200,000 and a two year revolving line of credit of $1,500,000. This credit facility includes an interest rate of 3.5% above prime in addition to substantial banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., principally its inventory and accounts receivable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         The Company's credit agreement with its lender contains certain affirmative, negative and financial covenants which, among others, specify minimum net worth requirements, minimum earnings before interest, taxes, depreciation and amortization, and the maintenance of minimum interest coverage. As of September 30, 1998, the Company was in technical default on several of these ratios and has requested the lender's waiver and/or forbearance for these events of default. The Company is not in default in the payment of interest or principal.

Item  4.  Submission of Matters to a Vote of Security Holders

            None


Item  5.  Other Information

            None

Item  6.  Exhibits and Reports on Form 8K

            Exhibit 27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.





MILEMARKER INTERNATIONAL, INC.
------------------------------
       (Registrant)



         11-9-98                              /s/ Richard E. Aho
---------------------------                ------------------------------------
        (Date)                             Richard E. Aho, President and
                                           Principal Accounting Officer



         11-9-98                              /s/ Leslie J. Aho
---------------------------                ------------------------------------
        (Date)                             Leslie J. Aho, Secretary/Treasurer