Form 10KSB
period 1998-12-31
MILE MARKER INTERNATIONAL INC
filed 1999-03-30
CIK 930121

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the Fiscal Year Ended December 31, 1998

( ) Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ______  to  _______

         Commission file Number 0-26150

                             MILEMARKER INTERNATIONAL, INC.
      ---------------------------------------------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

          NEW YORK                                         11-2128469
---------------------------------                ----------------------------
(State or other jurisdiction                     (IRS Employer Identification
of incorporation or organization)                 Number)

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

State Registrant's revenues for its most recent fiscal year:  $ 3,748,279

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 23, 1999: $ 698,044.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of March 23, 1999, was 10,684,354 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," " will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                         MILEMARKER INTERNATIONAL, INC.

                              REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

                                                                          Page

Item 1.  Description of the Business.....................................  4
Item 2.  Description of Property.........................................  6
Item 3.  Legal Proceedings...............................................  7
Item 4.  Submission of Matters to Vote of Security Holders...............  7

                                     PART II

Item 5.  Market for Common Equity and related Shareholder Matters........  7
Item 6.  Management's Discussion and Analysis............................  9
Item 7.  Financial Statements............................................ 12
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 12


                                    PART III

Item 9.  Directors and Executive Officers................................ 12
Item 10. Executive Compensation.......................................... 13
Item 11. Security Ownership of Certain Beneficial Owners and Management.. 14
Item 12. Certain Relationships and Related Transactions.................. 15


                                     PART IV

Item 13.  Exhibits, Lists and Reports on Form 8-K........................ 15
Signatures .............................................................. 16

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

The Company, through its MileMarker subsidiary, is a manufacturer and distributor of specialized automobile parts for the 4-wheel drive utility/recreational/military vehicle markets. MileMarker and a predecessor company have been in business for over 18 years under the management of MileMarker's founder, Chairman and Chief Executive Officer Richard E. Aho, who is also the Chairman and Chief Executive Officer of the Company. The Company is one of three nationally recognized suppliers of wheel locking hubs. MileMarker's unique patented line of hydraulic winches use a vehicle's power steering pump as its source of energy. MileMarker also markets its patented four-wheel Selectric Drive coupling device.

PRINCIPAL PRODUCTS

HUBS

MileMarker is a manufacturer, assembler and distributor of specialized auto parts for the four-wheel drive recreational vehicle market. Hub products have been marketed under the "MileMarker" trade name since 1980. MileMarker's hub products include a patented locking wheel hub for four-wheel vehicles which locks a four-wheel drive vehicle's front axles to insure four-wheel drive, conversion kits and accessories. In addition to its own patented hubs, MileMarker has bought the well known line of Selectro wheel hubs for trucks. MileMarker's hubs are manufactured by its subcontractors in Taiwan and assembled as necessary in Pompano Beach, Florida. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. MileMarker's product lines are available through an extensive wholesaler supply network in North America and worldwide that includes approximately 100 warehouse distributors, approximately 3500 retail stores, approximately 70,000 jobbers, and millions of catalogues.

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

CUSTOMERS

During 1998 and 1997, sales to the Company's top five customers amounted to approximately 30% and 23% of total sales, respectively.

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

MANAGEMENT AND PERSONNEL

The Company's employees include the President/Chief Executive Officer, the Secretary/Treasurer and two Sales and Marketing Vice Presidents. The Company has fourteen employees, twelve of whom are employed at the Company's Pompano Beach, Florida, office. The Company also uses independent sales representatives and independent contractors to supplement its salaried and hourly employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 9,200 square feet of warehouse space and admin-istrative offices in Pompano Beach, Florida under long-term leases thru June 2003 at a monthly rent of $5,955, and rents approximately 400 square feet of warehouse space in Kalama, Washington on a month-to-month basis from the sister of the Company's Chairman at a monthly cost of $495. See "Certain Relationships and Related Transactions." MileMarker owns no manufacturing facilities.

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



ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMKR. There is no active trading market for the Company's common stock.

The Pennsylvania Merchant Group LTD. has advised the Company that the following bid quotations have been reported for the period beginning January 1, 1997 and ended December 31, 1998:

                                                  BID  PRICES
                                                  -----------
                                           HIGH                  LOW
                                           ----                  ---

Quarter Ended March 31, 1997               .125                  .125
Quarter Ended June 30, 1997                .375                  .125
Quarter Ended September 30, 1997           .375                  .125
Quarter Ended December 31, 1997            .125                  .085
Quarter Ended March 31, 1998               .250                  .088
Quarter Ended June 30, 1998                .219                  .063
Quarter Ended September 30, 1998           .063                  .063
Quarter Ended December 31, 1998            .170                  .063

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

As of December 31, 1998, there were about 800 holders of record of the Company's common stock. Certain of the shares of the Company's common stock and warrants are held in "street name" and may, therefore, be held by several beneficial owners.

As of December 31, 1998, there were 10,684,354 shares of the Company's common stock issued and outstanding. Of those shares, 6,200,00 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not "affiliates" of the Company (as that term is defined in Securities and Exchange Commission Rule 144) may be sold without limitation under Rule 144(k). Shares held by affiliates, and restricted shares held for more than one, but less than two years, may be sold pursuant and subject to the limitations of Rule 144. Based on the information available to it, the Company believes that on March 23, 1999, 450,000 restricted shares could be sold without limitation, 250,000 restricted shares could be sold subject to Rule 144, and 5,100,000 shares held by affiliates (whether or not restricted) could be sold subject to Rule 144. Further, as noted below, the 400,000 shares of common stock sold by the Company on March 31, 1998 pursuant to Securities and Exchange Commission Regulation S can be resold commencing April l, 1999.

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

The Company completed a private placement to a single individual on June 4, 1996 of 400,000 shares of its common stock at a price of $.50 per share. On December 31, 1996, the Company issued 50,000 shares and a fully-paid warrant for the issuance of 250,000 shares to an existing shareholder for consideration of approximately $.33 per share. On July 16, 1997, the Company issued 250,000 shares to pursuant to a warrant issued on December 31, 1996. On December 31, 1997, the Company issued 50,000 shares to an existing shareholder for consideration of approximately $.50 per share. On March 31, 1998, the Company issued 400,000 common shares to several new shareholders for consideration of $.35 per share under SEC Regulation S.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement. The information which follows includes results of the fiscal years ended December 31, 1998 and 1997.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the calendar years indicated:

                           1998 AMOUNT        %       1997 AMOUNT        %
                           ----------------------     ----------------------
Sales                      $ 3,748,279      100.0     $ 3,881,383      100.0
Cost of Sales                2,216,140       59.1       2,400,534       61.8
                           -----------                -----------
   Gross Profit              1,532,139       40.9       1,480,849       38.2
Selling, General and
 Administrative Expenses     1,351,935       36.1       1,433,850       36.9
                           -----------                -----------
Income from Operations         180,204        4.8          46,999        1.3
Other (Expense) Income         (59,934)      (1.6)        126,916        3.2
Interest  Expense             (188,977       (5.0)       (179,080)      (4.6)
                           -----------                -----------
Loss Before Income Tax         (68,707)      (1.8)         (5,165)      (0.1)
Income Tax Benefit                  --                                    --
                           -----------                -----------
    Net Loss               $   (68,707)      (1.8)    $    (5,165)      (0.1)
                           ===========                ===========

The Company's total sales decreased by $133,104, or approximately 3% from 1997 to 1998, with most of the decrease attributable to winch sales. Winch sales decreased from about $1,276,000 in 1997 to about $1,114,000 in 1998. The decrease in sales was primarily weather-related. Sales of hubs, conversion kits and other products increased by about 1% over the previous year. The Company's gross margins on its sales increased from about 38% in 1997 to almost 41% in 1998, reflecting lower product costs.

Selling, general and administrative expenses of the Company decreased by about $82,000 in 1998 compared to 1997, with most of this decrease due to reduced professional fees resulting from the settlement of the Kronberger lawsuit in 1997 (see "Legal Proceedings").

Selling costs increased in 1998 by approximately $62,000 over 1997 due to more sales commissions and advertising required to generate the same level of sales in a more difficult market than 1997. An increase of approximately $35,000 in loan amortization costs was offset with a decrease of approximately $58,000 in compensation costs. During 1998, Chairman Richard E. Aho waived approximately $79,000 of his officer compensation and approximately $6,000 in interest on his shareholder loan. Relative to sales, the Company's selling, general and administrative costs continued to decrease from about 37% of sales during 1997 to about 36% in 1998. As a result of improvement in the Company's 1998 gross margin together with expense control, the Company's 1998 income from operations of $180,204 was substantially greater than $46,999 in 1997.

Other expense net of other income during 1998 reflected a net other expense of $248,911 compared to a net other expense of $52,164 in 1997. The major reason for the $196,747 difference is due to the non-recurrence of $177,584 of royalty and licensing income received in 1997. Interest expense of $188,977 in 1998 was approximately 5% more than the $179,080 in 1997 due to higher levels of inventory financed during the year.

The Company's net loss for 1998 was $68,707 compared to a net loss of $5,165 in 1997. This increase in net loss is due primarily to the elimination of royalty and licensing income received in 1997. The Company's income from operations reflects a major improvement over 1997 despite 3% less sales in 1998. Loss per common share - basic was $.01 compared to a negligible amount in 1997 based on 10,592,046 average number of shares outstanding in 1998 compared to 10,103,585 in 1997.

The Company has converted its computer system to be Year 2000 compliant at a cost of approximately $16,000. New computer hardware and software was installed during 1998 to achieve Year 2000 compliance.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations principally through the daily collection of its trade receivables, supplemented with asset-based borrowings. In order to meet the Company's need for significantly increased working capital to achieve its projected increased sales potential, the Company on March 31, 1997 obtained a $1,700,000 credit facility consisting of a two year term loan of $200,000 and a two year revolving credit line of credit of $1,500,000. This credit facility includes an interest rate of 3.5% above prime in addition to substantial banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its inventory and accounts receivable, as well as the pledge of all of the stock held by MileMarker International, Inc. in MileMarker, Inc. and the key man life insurance on the Company's President/Chairman. This credit facility is in the process of being renewed, extended through March 31, 2000 and increased to approximately $1,850,000.

At December 31, 1998, the Company had working capital of $885,346 compared to $1,005,169 at December 31, 1997. However, the Company's current ratio fell from
1.51 on December 31, 1997 to 1.46 on December 31, 1998. The decrease can be attributed to the increase in the current portion of the term loan based on its maturation on March 31, 1999.

Borrowings decreased by approximately $46,000 to $1,413,814 at December 31, 1998 under the Company's line of credit, compared to $1,459,745 on December 31, 1997. At December 31, 1998, the Company held cash balances of $62,726 compared to $102,568 a year earlier. However, most of the 1998 and 1997 cash balances represent cash collateral against the line of credit from the collection of the Company's receivables which had not been applied against the loan with the Company's lender.

During 1998, the Company's total liabilities decreased by approximately $288,000 from 1997. Common stock and paid in capital were increased by $140,000 through the placement of 400,000 shares of common stock at $.35 per share to several new investors. Additionally, during 1998, the Company received the proceeds from the collection of $114,685 of other receivables from 1997.

The Company had no material commitments for capital expenditures at December 31, 1998.

ITEM 7.    FINANCIAL STATEMENTS

The following is an index to the Financial Statements of the Company being filed herewith commencing at page F-1:

        Report of Independent Certified Public Accountants ....................................    F-1
        Consolidated Balance Sheets - December 31, 1998
            and December 31, 1997 .............................................................    F-2
        Consolidated Statements of Operations - Years Ended
           December 31, 1998 and 1997 .........................................................    F-3
        Consolidated Statements of Shareholders' Equity - Years
           Ended December 31, 1998 and 1997  ..................................................    F-4
        Consolidated Statements of Cash Flows - Years Ended
           December 31, 1998 and 1997  ........................................................ F-5, F-6
        Notes to Consolidated Financial Statements  ...........................................    F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

                         NONE



                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 1998, the Executive Officers and Directors of the Company were as follows:

          NAME               AGE                   POSITION
          ----               ---                   --------

    Richard E. Aho           54                    Chairman, President,
                                                   Chief Executive Officer,
                                                   Director

    Leslie J. Aho            42                    Vice President, Treasurer,
                                                   Secretary, Director

RICHARD E. AHO formed MileMarker, Inc. in 1984 to produce and market a series of new products in the automotive market. In 1980, Mr. Aho founded 4X4 Savings, Inc., a predecessor of MileMarker, Inc., to sell a cost-saving product which was designed for the 4-wheel drive segment of the automotive industry. From 1972 to 1980, he was the owner and operator of the Tire Place, Inc., Rainier, Oregon, an active retailer of specialty tires and accessories. Mr. Aho became Chairman and Chief Executive Officer of the Company on December 28, 1993.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 1996 and 1997, the Company believes that Richard Aho and Leslie Aho did not file Form 5 for the Company's 1998 fiscal year on a timely basis. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with
Section 16(a)

ITEM 10. EXECUTIVE COMPENSATION

The following table and notes present for the three years ended December 31, 1998, compensation paid by the Company to Richard E. Aho, its President and Chief Executive Officer, who is the only executive officer whose total compensation exceeded $100,000 in any of the years ended December 31:

                               SUMMARY COMPENSATION TABLE

                                                                       Annual
                                         Fiscal                     Compensation
Name and Position                         Year                       - Salary
--------------------------------------------------------------------------------
Richard  E. Aho, President                1998                      $   74,250
Chief Executive Officer                   1997                      $   99,000
                                          1996                      $  112,750


Mr. Aho has received no compensation from the Company other than his salary in each of these years noted above. No director receives any additional compensation for his or her services as a director. On April 25, 1997, the Company entered into a three year employment agreement with a key employee which included among its provisions an option to acquire 100,000 shares of the Company's common stock at an exercise price of $.50 per share until March 31, 2000. No options were exercised in 1998 or 1997. Otherwise, the Company has no option, profit sharing or pension plan currently in effect, nor any termination of employment or change-in-control arrangement with any employee.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Company's common stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock,
(ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group", as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 1998, the Company had issued and outstanding 10,684,354 shares of common stock.

Name and Address                     Number of Shares          Percentage of
of Common Stock                       of Common Stock           Common Stock
Beneficial Owner                    Beneficially Owned            Ownership
----------------                    ------------------            ---------

Richard E. Aho  (1) (3)                  2,575,000                   24.10%
1350 S.W. 13th Court
Pompano Beach,  FL  33069

Leslie J. Aho   (1) (2) (3)              2,525,000                   23.63%
1350 S.W. 13th Court
Pompano Beach,  FL  33069

David Allsop
Four Falls Corporate Center
West Conshohocken, PA                      535,000                    5.00%

All Executive Officers and
Directors as a group (2 persons)         5,100,000                   47.73%

       (1)   Officer and Director
       (2)   Leslie J. Aho is the wife of Richard E. Aho
       (3) All shares owned by Richard and Leslie Aho are pledged to the Company's lender as additional collateral for the Company's March 31, 1997 credit facility.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 1998, the Company had borrowed $45,000 from the mother-in-law of the Company's President. This unsecured loan was extended during 1998 to mature on December 31, 2000 and bears interest at an annual rate of 12% per annum. During 1998 and 1997, the President waived $5,743 and $15,563, respectively, of interest on his shareholder loan to the Company and used all of his shareholder loan to refund a portion of his salary to the Company.

The Company rents office and warehouse space in Kalama, Washington, from the sister of the President for $495.00 on a month to month basis. The Company also rents the use of a vehicle in Kalama, Washington for Company business purposes from the brother-in-law of the President for consideration of $376.00 per month.




ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

NUMBER                              DESCRIPTION
------                              -----------

2.1                         Articles of Incorporation, as amended
2.2                         By-Laws of Milemarker International, Inc.
3.1                         Form of Common Stock Certificate
3.2                         Warrant dated July 30, 1994 issued to Pennsylvania
                            Merchant Group, Ltd.
3.3                         Registration Agreement between the Company and
                            Pennsylvania Merchant Group, Ltd.
6.1                         Exchange of Stock Agreement between the Company
                            and Olan Laboratories International, Inc. dated
                            December 12, 1993
23.1                        Consent of Frederick W. Smith, CPA
27                          Financial Data Schedule (for S.E.C. use only)*



*                           Filed Herewith





(b) FORM 8-K

The Company filed no reports on SEC Form 8 for the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILEMARKER INTERNATIONAL, INC.


Dated:  March 23, 1999                 By: /s/ Richard E. Aho
                                           -------------------------------
                                           Richard E. Aho, Chairman, President
                                             and Chief Executive Officer



Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

       Signatures                      Titles                       Dates
       ----------                      ------                       -----

 /s/ Richard E. Aho             President, Chairman,            March 23, 1999
 ---------------------------    Chief Executive Officer,
     Richard E. Aho             Chief Accounting Officer
                                and Director


 /s/ Leslie J Aho               Vice President, Secretary,      March 23, 1999
 ---------------------------    Treasurer and Director
     Leslie J. Aho

                                                  SPEAR
                                                  SAFER
                                                  HARMON & CO.
                                                  ------------
                                                  PROFESSIONAL
                                                  ASSOCIATION

                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                   *        *        *
                                             8350 N.W. 52ND TERRACE, SUITE 301
                                                   MIAMI, FLORIDA 33166
                                                       1-800-776-1099
                                                    TEL: (305) 591-8850
                                                    FAX: (305) 593-9883




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders
MileMarker International, Inc. and Subsidiary
Pompano Beach, Florida


We have audited the accompanying consolidated balance sheets of MileMarker International, Inc. and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MileMarker International, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ SPEAR, SAFER, HARMON & CO.


Miami, Florida
February 24, 1999

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



ASSETS                                                         1998          1997
                                                            ----------   ----------
CURRENT ASSETS
  Cash                                                      $   62,726   $  102,568
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000                                         834,660      867,578
  Inventory                                                  1,885,530    1,869,806
  Other Receivables                                                 --      114,685
  Prepaid Expenses                                              23,806        8,299
                                                            -----------------------
      Total Current Assets                                   2,806,722    2,962,936

PROPERTY AND EQUIPMENT, NET                                    140,456      139,947

OTHER ASSETS
   Deferred Financing Costs, net                                23,254       78,090
   Unamortized Patent Costs, net                                73,805       85,180
   Other                                                        36,510       31,017
                                                            -----------------------
      Total Other Assets                                       133,569      194,287
                                                            -----------------------
        TOTAL ASSETS                                        $3,080,747   $3,297,170
                                                            =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                            $1,413,814   $1,459,745
  Term Loan - Current                                          128,239   32,968,000
  Current Maturities of Notes Payable                           25,061       24,296
  Accounts Payable                                             315,674      354,776
  Accrued Liabilities                                           38,588       85,982
                                                            -----------------------
      Total Current Liabilities                              1,921,376    1,957,767

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                                  45,000      124,043
  Term Loan                                                         --      147,212
  Other Notes Payable                                           12,712       37,782
                                                            -----------------------
      Total Long-Term Notes Payable                             57,712      309,037
                                                            -----------------------
      TOTAL LIABILITIES                                      1,979,088    2,266,804
                                                            =======================

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,684,354 shares and 10,284,354 shares
   issued and outstanding in 1998 and 1997, respectively        10,684       10,284
Paid-in Capital                                              1,546,165    1,406,565
Accumulated Deficit                                           (455,190)    (386,483)
                                                            -----------------------
      TOTAL SHAREHOLDERS' EQUITY                             1,101,659    1,030,366
                                                            -----------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $3,080,747   $3,297,170
                                                            =======================


The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                            1998           1997
                                                          -----------------------
SALES                                                     $3,748,279   $3,881,383
COST OF SALES                                              2,216,140    2,400,534
                                                          -----------------------

              GROSS PROFIT                                 1,532,139    1,480,849
                                                          -----------------------

SELLING EXPENSES                                             453,954      392,227
                                                          -----------------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                        397,605      456,586
   Professional Fees                                          74,053      169,913
   Rent                                                       76,836       73,752
   Depreciation and Amortization                             147,966      112,425
   Insurance                                                  43,608       51,797
   Vehicle Expenses                                           37,649       42,362
   Research & Development                                      6,075       16,370
   Other                                                     114,189      118,418
                                                          -----------------------
      Total General and Administrative Expenses              897,981    1,041,623
                                                          -----------------------
              Total Expenses                               1,351,935    1,433,850
                                                          -----------------------

INCOME FROM OPERATIONS                                       180,204       46,999
                                                          -----------------------

OTHER EXPENSE/INCOME
   Interest Expense                                         (188,977)    (179,080)
   Royalty Income                                                  0       52,584
   Licensing Income                                                0      125,000
   Licensing Costs                                           (65,677)     (66,231)
   Forgiveness of Interest                                     5,743       15,563
                                                          -----------------------
              Total Other (Expense)/Income                  (248,911)     (52,164)
                                                          -----------------------

                                                          -----------------------
Loss before Provision for Income Taxes                       (68,707)      (5,165)

Provision for Income Taxes (Benefit)                              --           --
                                                          -----------------------
      NET LOSS                                              $(68,707)     $(5,165)
                                                          =======================


PER SHARE DATA:

   Weighted Average Shares Outstanding                    10,592,046   10,103,585

   LOSS PER COMMON SHARE - BASIC                              ($0.01)      ($0.00)




The accompanying Notes are an integral part of these financial statements.

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                       COMMON STOCK                            RETAINED
                                     TOTAL           ------------------     PAID IN            EARNINGS
                                    EQUITY           SHARES      AMOUNT     CAPITAL            (DEFICIT)
                               ----------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996      $1,010,531        9,984,354   $ 9,984    $1,381,865           $(381,318)

Conversion of Stock Warrants
  into Common Shares                      0          250,000       250          (250)                  0

Conversion of Shareholder Loan
  into Common Shares                 25,000           50,000        50        24,950                   0

Net Loss for Year 1997               (5,165)               0         0             0              (5,165)
                                 ----------      -----------   -------    ----------           ---------

BALANCES, DECEMBER 31, 1997      $1,030,366       10,284,354   $10,284    $1,406,565           $(386,483)

Sale of New Common Stock            140,000          400,000       400       139,600                   0

Net Loss for Year 1998              (68,707)               0         0             0             (68,707)
                                 ----------      -----------   -------    ----------           ---------

BALANCES, DECEMBER 31, 1998      $1,101,659       10,684,354   $10,684    $1,546,165           $(455,190)


















The accompanying Notes are an integral part of these financial statements.

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                       1998         1997
                                                    ----------------------
OPERATING ACTIVITIES

Net (loss)                                           $(68,707)     $(5,165)
Adjustments to reconcile net (loss) to net cash
provided(used) by operating activities:
  Depreciation and amortization                       147,966      112,425
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                32,918     (319,522)
    Inventories                                       (15,724)    (277,454)
    Prepaid expenses                                  (15,507)         459
    Other receivables                                 114,685     (111,130)
    Other assets                                       (5,493)      (4,724)
(Decrease) increase in:
    Accounts payable                                  (39,106)     146,359
    Accrued liabilities                               (47,394)     (16,806)
                                                    ----------------------
Net cash provided (used) by operating activities      103,638     (475,558)

INVESTING ACTIVITIES

Capital equipment acquisitions                        (55,232)     (40,444)
Patent costs                                             (625)      (6,654)
                                                    ----------------------
Net cash used in investing activities                 (55,857)     (47,098)

FINANCING ACTIVITIES

Proceeds from sale of common stock                    140,000           --
(Repayment of) proceeds from short term borrowing     (45,931)     649,861
(Repayment of) short-term vendor debt                      --      (42,563)
Proceeds from long-term debt                               --      200,000
Deferred financing costs                              (26,406)    (124,944)
Repayment of shareholder loans                        (79,043)     (46,750)
Principal payments on long-term debt                  (76,243)     (42,262)
                                                    ----------------------
Net cash (used) provided by financing activities      (87,623)     593,342

(Decrease) Increase in Cash                           (39,842)      70,686

Cash at Beginning of Year                             102,568       31,882
                                                    ----------------------
Cash at End of Year                                 $  62,726    $ 102,568
                                                    ======================








The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS CONT'D
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                             1998        1997
                                                         -----------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest:               $178,370     $159,355

   Cash paid during the period for income taxes:                 --           --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES


     Conversion of shareholder notes payable into
     common stock                                                --     $ 25,000


























The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Basis of Presentation

The consolidated financial statements include the accounts of MileMarker International, Inc. and its wholly-owned subsidiary, MileMarker, Inc. (collectively the "Company"). All necessary adjustments to the financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

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

     c.  Cash

At December 31, 1998, cash balances included restricted cash of approximately $42,000 in a cash collateral account with the Company's lender pending repayment of the Company's borrowings.

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

      g.  Amortization

The cost of patents is being amortized on a straight line basis over their expected lives, usually twelve years. Deferred financing charges incurred in connection with the credit agreement (see Note 5) with the Company's lender are being amortized over the life of the credit facility.

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

      i.  Earnings/(Loss) Per Common Share - Basic

Net loss per common share is calculated using the weighted average number of common and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 10,592,046 and 10,103,585 at December 31, 1998 and 1997, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at December 31, 1998 and 1997.

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

       k.   Accounting for Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets for impairment on an exception basis. At December 31, 1998 and 1997, the Company believes no material impairments existed.

       l.  Recent Pronouncements in Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which are both effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 128 and SFAS No. 129 in 1998 with no material impact to the Company's EPS calculation or financial statement disclosure.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 during 1998 and with no material impact to the Company's financial reporting or presentation.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131 during 1998, with the required additional financial statement disclosures presented in
Note 11 below.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. Since the Company has no such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS 132.

      m.  Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements and related footnotes to conform to the current year's presentation.

2.   INVENTORY

The Company's products are primarily manufactured overseas and arrive in the United States substantially complete and require very little preparation for distribution. At December 31, 1997, approximately $115,000 (none in 1998) of the Company's inventory was in transit to the United States from overseas. Costs associated with preparing inventory for sale are more appropriately classified as period costs rather than inventoriable costs because the Company's management believes that its sales function more closely resembles that of a distributor than of a manufacturer.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and December 31, 1997 consist of the following:

                                                       1998              1997
                                                       ----              ----

Molds, dies and tooling                             $ 697,858         $ 663,067
Autos and trucks                                       53,287            53,287
Office equipment                                       78,415            57,974
                                                    ---------         ---------

                                                      829,560           774,328

 Less accumulated depreciation                       (689,104)         (634,381)
                                                    ---------         ---------
                                                    $ 140,456         $ 139,947
                                                    =========         =========

Depreciation expense was approximately $55,000 in 1998 and $56,000 in 1997.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. OTHER ASSETS

Other assets at December 31, 1998 and December 31, 1997 consist of the following:

                                                             1998          1997
                                                             ----          ----

                    Patents, net of amortization           $ 73,805     $ 85,180
                    Rental security deposits                 11,188       10,929
                    CSVI - officer life insurance            25,322       20,088
                    Deferred financing costs, net            23,254       78,090
                                                           --------     --------
                                                           $133,569     $194,287
                                                           ========     ========

5. NOTES PAYABLE

Notes payable at December 31, 1998 and December 31, 1997 consist of the following:

                                                            1998          1997
                                                            ----          ----
    Note payable - line of credit under revolving
    credit agreement, interest at Prime plus 3.0%,
    secured by accounts receivable and inventory        $ 1,413,814    $ 1,459,745

    Term loan payable, interest at Prime plus 3.5%,
    secured by all Company assets, due March 31, 1999       128,239        180,180

    Unsecured note payable in installments, interest
    at 12%, with final payment due July 1, 2000              23,750         38,750

    Notes payable - shareholders, interest at 12%,
    payable December 31, 2000                                45,000        124,043

    Notes payable to financial institutions at
    various interest rates from 10.25% to
    10.60%, secured by autos and trucks                      14,023         23,329
                                                        -----------    -----------
                                                          1,624,826      1,826,047

    Less amounts due within one year                     (1,567,114)    (1,517,009)
                                                        -----------    -----------
                  Amount due after one year             $    57,712    $   309,038
                                                        ===========    ===========

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

As of December 31, 1998, the Company was in technical default on several of the lender's requirements and ratios and requested the lender's waiver and modification of these ratios. The Company was advised by the lender in a March 16, 1999 commitment letter that the waivers and modifications will be granted and that the credit facility will be extended until March 31, 2000. The Company is not in default in the payment of interest or principal.

The aggregate maturities of notes payable at December 31, 1998 are as follows:

                     1999                         $ 1,567,114
                     2000                              57,712
                                                  -----------
                                                  $ 1,624,826
                                                  ===========

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

The Company entered into an Intellectual Property Licensing Agreement with a foreign distributor during 1997 whereby the Company received a licensing fee of $125,000 plus royalties for a period of 10 years.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  INCOME TAXES

The Company has net operating loss carry-forwards of approximately $700,000 which may provide future income tax benefits that expire through 2013. The deferred tax asset at December 31, 1998 consists of the following:

               Net Operating Loss Carry-forwards     $ 266,000
               Valuation Allowance                    (266,000)
                                                     ---------
                                                            --
                                                     =========

Since any tax benefit is dependent upon future taxable earnings, the Company has not recognized such benefits for financial reporting purposes.

A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the year ended December 31, 1998, is as follows:

               Federal income tax at statutory rate                34.0%
               Effect of state rate                                 3.6%
               Benefit of net operating loss carry-forward        (37.6%)
                                                                  ------
                 Income tax expense                                  --%
                                                                  ======

8.  COMMON STOCK

On August 15, 1994, the company successfully completed a private placement of its common stock. The Company sold 2,000,000 shares of common stock at $.50 per share. The underwriter of the private placement was offered warrants to purchase 150,000 shares of the Company's common stock at a price of $.60 per share at any time within five years of the closing date. The warrants, which were sold for $150, are provided standard anti-dilution protection and are to be included in any registration statement filed by the Company in the future. Other features of this private placement are (1) the right of the underwriter to designate one director to the Company's Board of Directors for a period of three years and (2) the granting of a right of first refusal to the underwriter to act as managing underwriter or placement agent for any and all public or private offerings of the Company, or any successor to or subsidiary of the Company, for a period of three years. No warrants were exercised through 1998.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  COMMON STOCK (CONTINUED)

On December 31, 1996, the Company issued 50,000 shares of common stock and a warrant for 250,000 additional fully-paid shares to be issued in 1997 for consideration of $100,000 face value of a note payable (approximately $.33 per share). 250,000 shares of common stock were issued in July of 1997 pursuant to such warrants.

On April 25, 1997, the Company issued an option exercisable through April 24, 2000, to a key employee of the Company for the purchase of 100,000 shares of common stock at an exercise price of $.50 per share. During 1998 and 1997, no options were exercised.

On December 31, 1997, at the request of its lender, the Company issued 50,000 shares of common stock to its Chairman in consideration for the conversion of $25,000 of his shareholder loan to the Company (approximately $.50 per share).

On March 31, 1998, the Company completed a placement of 400,000 shares of common stock at $.35 per share under SEC Regulation S.

9. RELATED PARTY TRANSACTIONS

During 1995, the President and a related party advanced funds to the Company evidenced by two promissory notes in the amount of $150,793 and $45,000, respectively. The notes bear interest at the rate of 12% per annum, are subordinated to bank borrowings and are payable in full on December 31, 1999 and December 31, 2000. During 1998 and 1997, the President waived approximately $6,000 and $16,000, respectively, of interest that was accrued on this loan, which is included in Other Income in the accompanying Statements of Operations. During 1998 and 1997, the President also reduced his note payable from the Company by a total of $79,043 and $71,750, respectively, via salary reductions of $79,043 and $46,750 and conversion into $25,000 of common stock.

The Company's Kalama, Washington office and warehouse is situated in the home of a relative of the Company's President. Rent is $495 per month on a month-to-month basis.

10. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office and warehouse facilities under non-cancellable leases through 2003. Rent expense for the years ended December 31, 1998 and December 31, 1997 were $76,836 and $73,752, respectively. The Company also has several operating leases for vehicles and office equipment through 2003.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At December 31, 1998, the future minimum lease payments are as follows:

                 1999                 $  86,614
                 2000                    84,051
                 2001                    83,424
                 2002                    80,147
                 2003                    31,750
                                      ---------
                                      $ 365,986
                                      =========
LEGAL

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

11.  INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company operates predominantly in one industry segment - that being the production, distribution and marketing of 4-wheel drive hubs and coupling devices and hydraulic winches. During 1998 and 1997, sales to the top five customers amounted to approximately 30% and 23% of total sales, respectively.

Operations outside of the United States are worldwide, but primarily in Australia, Asia, Europe and Africa. No single country or geographic region is significant to the overall operations of the Company. Foreign revenues, operating income and identifiable assets were approximately $350,000, $17,000 and $170,000, respectively, in 1998 and approximately $150,000, $2,000 and $190,000, respectively, in 1997.

The Company has assets and its major supplier located in Taiwan, The Republic of China. The Taiwan economy has been impacted by the economic uncertainty associated with many of the countries in the region. The countries in this region have experienced volatile currency exchange rates and volatile interest rates, illiquidity and reduced economic activity. Although the Company may be affected by economic conditions in this region, the Company's management is unable to determine the extent of such impact.