Form 10QSB
period 1999-03-31
MILE MARKER INTERNATIONAL INC
filed 1999-05-10
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                       Commission file
         March 31, 1999                               Number 0-26150


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

                  Registrant's Telephone Number: (954) 782-0604
                                                ----------------

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On March 31, 1999, the Registrant had outstanding 10,684,354 shares of common stock, $.001 par value.

                           MILEMARKER INTERNATIONAL, INC.


                             FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," " will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                              MILEMARKER INTERNATIONAL, INC.


                                      INDEX


                                                                                      Page No.
PART  I    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet, March 31, 1999 and
           December 31, 1998  .................................................            4

           Consolidated Statement of Operations, Three months ended
           March 31, 1999 and March 31, 1998   ................................            5

           Consolidated Statement of Cash Flows, Three months ended
           March 31, 1999 and March 31, 1998  .................................            6

           Notes to Consolidated Financial Statements .........................            7

Item  2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................           8-9

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ..................................................           10

Item 2.    Changes in Securities ..............................................           10

Item 3.    Defaults Upon Senior Securities ....................................           10

Item 4.    Submission of Matters to a Vote of Security Holders ................           10

Item 5.    Other Information ..................................................           10

Item 6.    Exhibits and Reports on Form 8-K ...................................           10

SIGNATURES ....................................................................           11

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                            MARCH 31,       DECEMBER 31,
ASSETS                                                        1999              1998
                                                          =============================
CURRENT ASSETS
  Cash                                                    $   174,809       $    62,726
  Accounts Receivable, net of allowance for doubtful
    accounts of $11,000 and $7,000, respectively              977,610           834,660
  Inventory                                                 1,765,172         1,885,530
  Prepaid Expenses                                             11,118            23,806
                                                          -----------------------------
      Total Current Assets                                  2,928,709         2,806,722

PROPERTY AND EQUIPMENT, NET                                   128,935           140,456

OTHER ASSETS
   Unamortized Patent Costs, net                               70,805            73,805
   Deferred Financing Costs, net                                    -            23,254
   Other                                                       37,258            36,510
                                                          -----------------------------
      Total Other Assets                                      108,063           133,569

                                                          -----------------------------
                                                          $ 3,165,707       $ 3,080,747
        TOTAL ASSETS                                      =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                          $ 1,459,590       $ 1,413,814
  Term Loan - Current                                         103,108           128,239
  Current Maturities of Notes Payable                          23,990            25,061
  Accounts Payable                                            311,695           315,674
  Accrued Liabilities                                          51,137            38,588
                                                          -----------------------------
      Total Current Liabilities                             1,949,520         1,921,376

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholder                                  45,000            45,000
  Other Notes Payable                                           7,511            12,712
                                                          -----------------------------
      Total Long-Term Notes Payable                            52,511            57,712
                                                          -----------------------------
      TOTAL LIABILITIES                                     2,002,031         1,979,088
                                                          =============================

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,684,354 shares issued and
   outstanding in 1999 and 1998, respectively
Paid-in Capital                                                10,684            10,684
Accumulated Deficit                                         1,546,165         1,546,165
      TOTAL SHAREHOLDERS' EQUITY                             (393,173)         (455,190)
                                                          -----------------------------
      TOTAL SHAREHOLDERS' EQUITY                            1,163,676         1,101,659
                                                          -----------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 3,165,707       $ 3,080,747
                                                          =============================


The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                    UNAUDITED



                                                        1999               1998
                                                   ===============================

SALES                                              $  1,173,911       $  1,012,153
COST OF SALES                                           658,712            618,203
                                                   -------------------------------

        GROSS PROFIT                                    515,199            393,950

SELLING EXPENSES                                        115,920            102,842

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                   120,898             73,197
   Professional Fees                                     34,183             34,956
   Rent                                                  19,349             18,438
   Depreciation and Amortization                         37,775             31,743
   Insurance                                             12,111             (2,281)
   Vehicle Expenses                                       6,567              9,569
   Research & Development                                 1,330              2,518
   Other                                                 38,226             36,574
                                                   -------------------------------
    Total General and Administrative Expenses           270,439            204,714
                                                   -------------------------------
        Total Expenses                                  386,359            307,556
                                                   -------------------------------

INCOME FROM OPERATIONS                                  128,840             86,394

OTHER (EXPENSE)/INCOME
    Interest Expense                                    (48,195)           (44,688)
    Licensing Costs                                     (18,628)           (18,771)
                                                   -------------------------------
    Total Other (Expense)/Income                        (66,823)           (63,459)

Income before Provision for Income Taxes                 62,017             22,935

Provision for Income Taxes (Benefit)                          -                  -
                                                   -------------------------------
    NET INCOME                                     $     62,017       $     22,935
                                                   ===============================


PER SHARE DATA:

   Weighted Average Shares Outstanding               10,684,354         10,384,354

   NET INCOME PER COMMON SHARE - BASIC             $       0.01       $       0.00




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                    UNAUDITED



                                                           1999            1998
                                                        =========================
OPERATING ACTIVITIES

Net income                                              $  62,017       $  22,935
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                            37,775          31,743
Changes in operating assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                   (142,950)        198,203
   Inventories                                            120,358         (82,290)
   Prepaid expenses                                        12,688         (24,871)
   Other receivables                                            -          14,685
   Other assets                                              (748)        (13,171)
(Decrease) increase in:
   Accounts payable                                        (3,979)         42,545
   Accrued liabilities                                     12,549         (58,505)
                                                        -------------------------
Net cash provided by operating activities                  97,710         131,274

INVESTING ACTIVITIES

Capital equipment acquisitions                                  -          (1,986)
                                                        -------------------------
Net cash used in investing activities                           -          (1,986)

FINANCING ACTIVITIES

Proceeds from sale of common stock                              -         140,000
Proceeds from (repayment of) short term borrowing          45,776        (223,578)
Deferred financing costs                                        -         (23,088)
Repayment of shareholder loans                                  -         (46,160)
Principal payments on long-term debt                      (31,403)        (16,609)
                                                        -------------------------
Net cash provided (used) by financing activities           14,373        (169,435)

Increase (Decrease) in Cash                               112,083         (40,147)

Cash at Beginning of Period                                62,726         102,568

                                                        -------------------------
Cash at End of Period                                   $ 174,809       $  62,421
                                                        =========================

Supplementary Disclosure of Cash Flow Information:

  Cash paid during the period for Interest              $  46,520       $  48,850



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

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Mile-Marker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 1998.

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

          Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The difference between basic and diluted earnings per share is immaterial for the quarters ended March 31, 1999 and 1998.



NOTE 2:   RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

         The following table summarizes the results of operations, stated as a percentage of sales, for the three months ended March 31, 1999, and 1998:

                                           1999           1998
                                           -----          -----
Sales                                      100.0%         100.0%
Cost of Sales                               56.1%          61.1%
                                           --------------------
  Gross Profit                              43.9%          38.9%
Selling, General and
  Administrative Expenses                   32.9%          30.4%
                                           --------------------
Income from Operations                      11.0%           8.5%
Other Income (Expense)                      (1.6)%         (1.9)%
Interest Expense                            (4.1)%         (4.4)%
                                           --------------------
  Net Income                                 5.3%           2.2%

         Sales of $1,173,911 for the three months ended March 31, 1999, were $161,758, or approximately 16% more than comparable 1998 sales of $1,012,153. Approximately 75% of this increase in sales was attributable to the Company's building special order products that were neither hubs nor winches. Hub sales also increased over the same period in 1998 due to different weather conditions. However, winch sales were less than in 1998, and the Company believes that this was due in large part to unfair competition in the U.S. market (see Part II "Legal Proceedings"), causing winches to account for only 24% of total sales during the March 1999 quarter.

         The Company's quarterly gross profit margin improved by approximately 5% of sales in the March 1999 quarter from the same period in 1998, reflecting lower product costs. Selling costs, however, increased by approximately $13,000 in the first three months of 1999 to $115,920 from $102,842 - an increase of about 13% when compared to the same period in 1998.

         General and administrative expenses for the three months ended
March 31, 1999 increased by $65,725, or about 32%, from $204,714 in 1998 to $270,439 in 1999. The most significant increase in general and administrative expenses from the first three months of 1998 related primarily to salaries. 1998 officer salaries were significantly less due to the 1998 salary refunds made by the executive officers to meet loan covenants. Interest and loan amortization costs were higher in absolute terms in the first quarter of

1999 than in 1998 due to greater borrowings. Relative to sales, the 1999 first quarter's total general and administrative costs increased by about 3% of sales from the comparable period in 1998.

         The Company's income from operations for the first three months of 1999 was approximately 50% more than in the same period in 1998 - $128,840 versus $86,394 due improved profit margins. Other income and expense other than interest expense in the first three months was approximately the same in both 1999 and 1998. Net income of $62,017 for the quarter ended March 31, 1999 was almost triple the $22,935 of net income earned in the same period in 1998. The Company's earnings per share in the first quarter of 1999 were $.01 compared to an immaterial amount in the first three months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets increased by $121,987 to $2,928,709 at March 31, 1999, compared to $2,806,722 at December 31, 1998. Most of this increase is reflected in increased cash of $112,083 and increased accounts receivable of $142, 950 at March 31, 1999, partially offset by an $120,358 decrease in inventory. Net working capital increased by $93,843 from $885,346 on December 31, 1998, to $979,189 on March 31, 1999, and the Company's current ratio increased to 1.50 at March 31, 1999, compared to 1.46 at December 31, 1998. Borrowings under the Company's line of credit increased by $45,776 from December 31, 1998. At the same time, the Company's term loan was reduced by $25,131 during the March 1999 quarter.

         The Company funds its operations principally through the daily collection of its trade receivables, supplemented with asset-based borrowings. On March 31, 1999, the Company renewed and increased its asset-based line of credit from $1,500,000 to $1,750,000 and extended the maturity of both its line of credit and term loan until March 31, 2000. The entire credit facility includes an interest rate of 3.5% above prime in addition to certain banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its inventory and accounts receivable, as well as the pledge of all of the stock held by MileMarker International, Inc. in MileMarker, Inc. and the key man life insurance on the Company's President/Chairman.

         The Company has no material commitments outstanding for major capital expenditures during 1999.

         The Company has converted its computer system to be Year 2000 compliant at a cost of approximately $16,000. New computer hardware and software was installed during 1998 to achieve Year 2000 compliance

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.

        On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleges that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to its potential consumers, thereby adversely affecting its sales and profits. The Company seeks significant damages in an amount not yet determined, and the Company's management is therefore unable at this time to quantify the effects of this action upon the Company's finances or operations.

ITEM 2   CHANGES IN SECURITIES
         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5   OTHER INFORMATION

         On April 15, 1999, the Company received notice from the United States Army Tank-Automotive and Armaments Command of the Department of the Army that its wholly-owned subsidiary, MileMarker, Inc. had been awarded an initial contract for the delivery of approximately 289 hydraulic winch/bumper assemblies within 180 days. The value of this order is $557,230. The Company anticipates that MileMarker, Inc. will be receiving substantial additional military orders for its patented hydraulic winches for use on Humvee vehicles.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8K

         SEC Form 8K filed on April 20, 1999 by the Company announcing receipt of the initial military order for the Company's hydraulic winch.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.





MILEMARKER INTERNATIONAL, INC.
------------------------------
         (Registrant)



       4/30/99                              /s/ Richard E. Aho
-------------------------                  ------------------------------------
        (Date)                             Richard E. Aho, President and
                                           Principal Accounting Officer

       4/30/99                              /s/ Leslie J. Aho
-------------------------                  ------------------------------------
        (Date)                             Leslie J. Aho, Secretary/Treasurer