Form 10-Q
period 1999-06-30
MILEMARKER INTERNATIONAL INC
filed 1999-08-09
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                           Commission file
         June 30, 1999                                    Number 0-26150

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

 Yes [X]             No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         On June 30, 1999, the Registrant had outstanding 10,684,354 shares of common stock, $.001 par value.

                           MILEMARKER INTERNATIONAL, INC.


                             FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," " will continue," "is anticipated," "plan," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional, national and international economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                              MILEMARKER INTERNATIONAL, INC.


                                      INDEX

                                                                                           Page No.
PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets, June 30, 1999 and
            December 31, 1998  .........................................................       4

            Consolidated Statements of Operations,  Three months ended
            June 30, 1999 and June 30, 1998   ..........................................       5

            Consolidated Statements of Operations,  Six months ended
            June 30, 1999 and June 30, 1998   ..........................................       6

            Consolidated Statements of Cash Flows, Six months ended
            June 30, 1999 and June 30, 1998  ...........................................       7

            Notes to Consolidated Financial Statements .................................       8

Item  2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................      9-11

PART II OTHER INFORMATION

Item 1.     Legal Proceedings ..........................................................       11

Item 2.     Changes in Securities ......................................................       11

Item 3.     Defaults Upon Senior Securities ............................................       11

Item 4.     Submission of Matters to a Vote of Security Holders ........................       11

Item 5.     Other Information ..........................................................       11

Item 6.     Exhibits and Reports on Form 8-K ...........................................       12

SIGNATURES .............................................................................       13

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                         June 30      December 31
ASSETS                                                      1999              1998
                                                       --------------------------
CURRENT ASSETS
  Cash                                                 $   112,811    $    62,726
  Accounts Receivable, net of allowance for doubtful
    accounts of $6,869 and $7,000, respectively            822,411        834,660
  Inventory                                              1,854,669      1,885,530
  Other Receivables                                         21,296             --
  Prepaid Expenses                                          16,423         23,806
                                                       -----------    -----------
     Total Current Assets                                2,827,610      2,806,722

PROPERTY AND EQUIPMENT, NET                                114,895        140,456

OTHER ASSETS
   Unamortized Patent Costs, net                            88,805         73,805
   Deferred Financing Costs, net                            11,740         23,254
   Other                                                    39,291         36,510
                                                       -----------    -----------
     Total Other Assets                                   139,836        133,569
        Total Assets
                                                       -----------    -----------
                                                       $ 3,082,341    $ 3,080,747
                                                       ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                       $ 1,250,744    $ 1,413,814
  Term Loan - Current                                       79,314        128,239
  Current Maturities of Notes Payable                       22,893         25,061
  Accounts Payable                                         446,640        315,674
  Accrued Liabilities                                       53,474         38,588
                                                       -----------    -----------
      Total Current Liabilities                          1,853,065      1,921,376

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholder                               45,000         45,000
  Other Notes Payable                                        2,268         12,712
                                                       -----------    -----------
      Total Long-Term Notes Payable                         47,268         57,712
                                                       -----------    -----------
      Total Liabilities                                  1,900,333      1,979,088
                                                       ===========    ===========

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,684,354 shares issued and
   outstanding in 1999 and 1998, respectively               10,684         10,684
Paid-in Capital                                          1,546,165      1,546,165
Accumulated Deficit                                       (374,841)      (455,190)
                                                       -----------    -----------
      Total Shareholders' Equity                         1,182,008      1,101,659


Total Liabilities & Shareholders' Equity               $ 3,082,341    $ 3,080,747
                                                       ===========    ===========



The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                    UNAUDITED



                                                      1999              1998
                                                  ----------------------------
SALES                                             $    935,314    $    852,128
COST OF SALES                                          536,105         491,894
                                                  ----------------------------

              GROSS PROFIT                             399,209         360,234

SELLING EXPENSES                                        83,269         104,412

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                  126,299          80,993
   Professional Fees                                    16,614          10,862
   Rent                                                 19,349          18,721
   Depreciation and Amortization                        20,954          38,021
   Insurance                                             8,243          12,224
   Vehicle Expenses                                      8,889          13,057
   Research & Development                                  778           2,107
   Other                                                41,542          21,199
                                                  ----------------------------
      Total General and Administrative Expenses        242,668         197,184
                                                  ----------------------------
              Total Expenses                           325,937         301,596
                                                  ----------------------------

INCOME FROM OPERATIONS                                  73,272          58,638

OTHER EXPENSES
    Interest Expense                                   (43,760)        (48,203)
    Licensing Costs                                    (11,180)        (14,936)
                                                  ----------------------------
        Total Other Expenses                           (54,940)        (63,139)

Income/(Loss) before Income Taxes                       18,332          (4,501)

Provision for Income Taxes (Benefit)                        --              --
                                                  ----------------------------
      NET INCOME/(LOSS)                           $     18,332    $     (4,501)
                                                  ============================

Per Share Data:

   Weighted Average Shares Outstanding              10,684,350      10,684,350

   Net Income/(Loss) per Common Share - Basic     $       0.00    $      (0.00)






   The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    UNAUDITED






                                                      1999             1998
                                                  ----------------------------
SALES                                             $  2,109,226    $  1,864,281
COST OF SALES                                        1,194,818       1,110,097
                                                  ------------    ------------

              GROSS PROFIT                             914,408         754,184


SELLING EXPENSES                                       199,189         207,254

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                  247,197         154,191
   Professional Fees                                    50,797          45,818
   Rent                                                 38,697          37,159
   Depreciation and Amortization                        58,729          69,764
   Insurance                                            20,354           9,944
   Vehicle Expenses                                     15,456          22,626
   Research & Development                                2,108           4,625
   Other                                                79,769          57,771
                                                  ------------    ------------
      Total General and Administrative Expenses        513,107         401,898
                                                  ------------    ------------
              Total Expenses                           712,296         609,152
                                                  ------------    ------------

INCOME FROM OPERATIONS                                 202,112         145,032

OTHER EXPENSES
    Interest Expense                                   (91,955)        (92,892)
    Licensing Costs                                    (29,808)        (33,707)
                                                  ------------    ------------
         Total Other Expenses                         (121,763)       (126,599)

Income before Income Taxes                              80,349          18,433

Provision for Income Taxes                                  --              --
                                                  ------------    ------------
      NET INCOME                                  $     80,349    $     18,433
                                                  ============    ============


PER SHARE DATA:

   Weighted Average Shares Outstanding              10,684,350      10,512,930

   NET INCOME PER COMMON SHARE - BASIC            $       0.01    $       0.00





The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    UNAUDITED



                                                       1999          1998
                                                     ----------------------
OPERATING ACTIVITIES:
Net income                                           $  80,349    $  18,433
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                         58,729       69,764
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                 12,249      345,470
    Inventories                                         30,861     (194,344)
    Prepaid expenses                                     7,383      (19,220)
    Other receivables                                  (21,296)      39,685
    Other assets                                        (2,781)     (14,188)
(Decrease) increase in:
    Accounts payable                                   130,966       17,084
    Accrued liabilities                                 14,886      (56,823)
                                                     ----------------------
Net cash provided by operating activities              311,346      205,861

INVESTING ACTIVITIES:
Capital equipment acquisitions                              --       (6,317)
Patent costs                                           (21,000)        (623)
                                                     ----------------------
Net cash used in investing activities                  (21,000)      (6,940)

FINANCING ACTIVITIES:
Proceeds from sale of common stock                          --      140,000
Repayment of short term borrowing                     (163,070)    (228,611)
Deferred financing costs                               (15,654)     (26,407)
Repayment of shareholder loans                              --      (79,043)
Principal payments on long-term debt                   (61,537)     (27,963)
                                                     ----------------------
Net cash used by financing activities                 (240,261)    (222,024)

Increase (Decrease) in Cash                             50,085      (23,103)

Cash at Beginning of Period                             62,726      102,568

                                                     ----------------------
Cash at End of Period                                $ 112,811    $  79,465
                                                     ======================

Supplementary Disclosure of Cash Flow Information:

    Cash paid during the period for Interest         $  93,888    $  92,892



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

          Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The difference between basic and diluted earnings per share is immaterial for the periods ended June 30, 1999 and 1998.

NOTE 2: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

           The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 1999, and 1998:

                                                         Six Months                    Three Months
                                                   --------------------            ---------------------
                                                    1999          1998              1999         1998
                                                    ----          -----             ----          ----
Sales                                              100.0%         100.0%           100.0%         100.0%
Cost of Sales                                       56.6%          59.5%            57.3%          57.7%
                                                   --------------------            --------------------
   Gross Profit                                     43.4%          40.5%            42.7%          42.3%
Selling, General and
 Administrative Expenses                            33.8%          32.7%            34.9%          35.4%
                                                   --------------------            --------------------
Income from Operations                               9.6%           7.8%             7.8%           6.9%
Other Expenses                                      (1.4)%         (1.8)%           (1.2)%         (1.7)%
Interest  Expense                                   (4.4)%        ( 5.0)%           (4.7)%         (5.7)%
                                                   --------------------            --------------------
   Net Income                                        3.8%           1.0%             1.9%           (.5)%

        Sales of $2,109,226 for the six months ended June 30, 1999, were $244,945, or approximately 13%, more than comparable 1998 sales of $1,864,281. Approximately 50% of this increase in sales was attributable to the Company's building special order products that were neither hubs nor winches, with the remainder of this increase due to military winch shipments. However, hub sales during the first six months of 1999 were less than in 1998. Also, the Company believes that non-military winch sales were adversely affected in large part due to unfair competition in the U.S. market (see Part II - "Legal Proceedings"). Sales for the three months ending June 30, 1999 were $83,186, or approximately 10%, greater than the comparable period in 1998, with military winch sales partially offsetting weak hub sales and non-military winch sales during the second quarter of 1999.

        The Company's gross profit margin improved by nearly 3% in the first six months of 1999 compared to the same period in 1998, reflecting lower product costs. Selling costs decreased from approximately 11% of sales in the first six months of 1998 to approximately 9.4% of sales during the six months ended June 30, 1999 due to changes in the Company's product mix.

         General and administrative expenses for the six months ended June 30, 1999 increased by $111,209, or about 28%, from $401,898 in 1998 to $513,107 in
1999; $93,006 of this increase related to salaries, which were significantly less in 1998 due to refunds made by executive officers to meet certain loan covenants. Other areas of significant expense increase over the first six months of 1998 were insurance expense, professional fees and other expenses. However, loan amortization and interest costs were lower in 1999 than in 1998. The Company's general and administrative expenses represented 24.3% of sales in the first six months of 1999, compared to 21.6% in the same period of 1998.

         The Company's income from operations for the first six months ending June 30, 1999 was approximately 39% more than the same period in 1998 - $202,112 versus $145,032, chiefly due to improved profit margins. Net income of $80,349 for the six months ended June 30, 1999 was considerably more than the $18,433 of net income earned in the same period in 1998. Net income during the three months ending June 30, 1999 was $18,332, compared to a net loss of $4,501 during the same period in 1998. The Company's earnings per share in the first six months of 1999 were $.01 compared to an immaterial amount in the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets increased by $20,888 to $2,827,610 at June 30, 1999, compared to $2,806,722 at December 31, 1998. Most of this increase is reflected in the increased cash balance of $112,811. Trade accounts receivable and inventory levels both decreased slightly at June 30, 1999 from December 31, 1998, but were offset by an increase in other receivables totaling $21,296. Net working capital increased by $89,199 from $885,346 on December 31, 1998, to $974,545 on June 30, 1999, and the Company's current ratio increased to 1.53 at June 30, 1999, compared to 1.46 at December 31, 1998. Borrowings under the Company's line of credit decreased seasonally by $163,070 from December 31, 1998, but this decrease was offset by a $130,966 increase in accounts payable. The Company's term loan decreased by $48,925 during 1999, representing continuing principal payments.

The Company funds its operations principally through the daily collection of its trade receivables, supplemented with asset-based borrowings. On March 31, 1999, the Company renewed and increased its asset-based line of credit from $1,500,000 to $1,750,000 and extended the maturity of both its line of credit and term loan to March 31, 2000. The entire credit facility includes an interest rate of 3.5% above prime in addition to certain banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its inventory and accounts receivable, as well as the pledge of all of the stock held by MileMarker International, Inc. in MileMarker, Inc. and the key man life insurance on the Company's President/Chairman.

       The Company has no material commitments outstanding for major capital expenditures during 1999. The Company has converted its computer system to be Year 2000 compliant at a cost of approximately $16,000, which was allocated to the purchase of new computer hardware and software.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

        From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.

        On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleges that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting sales and profits. The Company is seeking significant, yet undetermined, damages. Therefore, the Company's management is unable at this time to quantify the effects of this action upon the Company's finances or operations.

ITEM 2 CHANGES IN SECURITIES

         None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 OTHER INFORMATION

         On April 15, 1999, the Company received notice from the United States Army that it had been awarded an initial contract for the purchase of 289 hydraulic winch/ bumper assemblies, valued at $557,230. On July 25, 1999, the Company received notice that it had been awarded an additional contract for 454 hydraulic winch/bumper assem-blies valued at $867,839. On July 30, 1999, the Company received notice that options for an additional 464 units valued at $1,087,119 were being ordered. The Company anticipates that it will be receiving substantial additional military orders for its patented hydraulic winch as the U.S. military replaces electric winches on its existing Humvee vehicles and equips its new Humvee vehicles with the MileMarker winch.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

         SEC Form 8K filed on April 20, 1999 by the Company announcing receipt of an initial military order for 289 of the Company's hydraulic winch/bumper assemblies valued at $557,230.

         SEC Form 8K filed on July 28, 1999 by the Company announcing receipt of an additional military order for 454 of the Company's hydraulic winch/bumper assemblies valued at $867,839

         SEC Form 8K filed on August 2, 1999 by the Company announcing receipt of an additional military order for 464 of the Company's hydraulic winch/bumper assemblies valued at $1,087,119.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

MILEMARKER INTERNATIONAL, INC.
------------------------------
        (Registrant)


         8-6-99                            /s/ Richard E. Aho
-------------------------                  ----------------------------
         (Date)                            Richard E. Aho, President and
                                           Principal Accounting Officer


         8-6-99                            /s/ Leslie J. Aho
-------------------------                  ----------------------------
         (Date)                            Leslie J. Aho, Secretary/Treasurer