Form 10QSB
period 1999-09-30
MILEMARKER INTERNATIONAL INC
filed 1999-11-05
CIK 930121

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                            Commission file
       September 30, 1999                                   Number 0-26150


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



               1450 S.W. 13TH COURT, POMPANO BEACH, FLORIDA 33069
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

 Yes [X]           No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         On September 30, 1999, the Registrant had outstanding 10,684,354 shares of common stock, $.001 par value.

                         MILEMARKER INTERNATIONAL, INC.
                           FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "plan," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional, national and international economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                         MILEMARKER INTERNATIONAL, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets, September 30, 1999 and
        December 31, 1998 .................................................      4

        Consolidated Statements of Operations, Three months ended
        September 30, 1999 and September 30, 1998 .........................      5

        Consolidated Statements of Operations, Nine months ended
        September 30, 1999 and September 30, 1998 .........................      6

        Consolidated Statements of Cash Flows, Nine months ended
        September 30, 1999 and September 30, 1998 .........................      7

        Notes to Consolidated Financial Statements ........................      8

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations .......................................     9-11

PART II OTHER INFORMATION

Item 1. Legal Proceedings .................................................     11

Item 2. Changes in Securities .............................................     11

Item 3. Defaults Upon Senior Securities ...................................     11

Item 4. Submission of Matters to a Vote of Security Holders ...............     11

Item 5. Other Information .................................................     12

Item 6. Exhibits and Reports on Form 8-K ..................................     12

SIGNATURES ................................................................     13




                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED



                                                           September 30      December 31
                                                               1999             1998
                                                            -----------      -----------
ASSETS

CURRENT ASSETS
  Cash                                                      $    63,283      $    62,726
  Accounts Receivable, net of allowance for doubtful
    accounts of $7,000                                        1,003,469          834,660
  Inventory                                                   1,844,803        1,885,530
  Other Receivables                                              13,293               --
  Prepaid Expenses                                               13,360           23,806
                                                            -----------      -----------
      Total Current Assets                                    2,938,208        2,806,722

PROPERTY AND EQUIPMENT, NET                                     101,293          140,456

OTHER ASSETS
   Deferred Financing Costs, net                                 99,305           73,805
   Unamortized Patent Costs, net                                  7,827           23,254
   Other                                                         40,397           36,510
                                                            -----------      -----------
      Total Other Assets                                        147,529          133,569
                                                            -----------      -----------
        Total Assets                                          3,187,030      $ 3,080,747
                                                            ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                              1,426,724      $ 1,413,814
  Term Loan - Current                                            55,520          128,239
  Current Maturities of Notes Payable                                --           25,061
  Accounts Payable                                              232,643          315,674
  Accrued Liabilities                                            53,140           38,588
                                                            -----------      -----------
      Total Current Liabilities                               1,768,027        1,921,376

LONG-TERM NOTES PAYABLE
  Notes Payable - Shareholders                                   45,000           45,000
  Other Notes Payable                                                --           12,712
                                                            -----------      -----------
      Total Long-Term Notes Payable                              45,000           57,712
                                                            -----------      -----------
      Total Liabilities                                       1,813,027        1,979,088
                                                            ===========      ===========

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,684,354 shares issued and outstanding
   in 1999 and 1998, respectively                                10,684           10,684
Paid-in Capital                                               1,546,165        1,546,165
Accumulated Deficit                                            (182,846)        (455,190)
                                                            -----------      -----------
      Total Shareholders' Equity                              1,374,003        1,101,659

                                                            -----------      -----------
Total Liabilities & Shareholders' Equity                    $ 3,187,030      $ 3,080,747
                                                            ===========      ===========



The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED



                                                        1999               1998
                                                    ------------      ------------
Sales                                               $  1,373,038      $    800,379
Cost of Sales                                            725,658           425,786
                                                    ------------      ------------

              Gross Profit                               647,380           374,593
                                                    ------------      ------------

Selling Expenses                                         132,259           118,443
                                                    ------------      ------------

General and Administrative Expenses
   Salaries and Wages                                    133,467           114,325
   Professional Fees                                      28,756            10,748
   Rent                                                   19,349            19,329
   Depreciation and Amortization                          20,515            38,262
   Insurance                                              11,370            13,440
   Vehicle Expenses                                       12,027             7,993
   Research & Development                                  1,853             1,244
   Other                                                  33,119            31,273
                                                    ------------      ------------
      Total General and Administrative Expenses          260,456           236,614
                                                    ------------      ------------
              Total Expenses                             392,715           355,057
                                                    ------------      ------------

Income from Operations                                   254,665            19,536

Other Expenses
       Interest Expense                                  (47,260)          (44,552)
       Other (Expense)/Income                            (15,411)          (13,795)
                                                    ------------      ------------
                Total Other Expenses                     (62,671)          (58,347)

Income/(Loss) before Provision for Income Taxes          191,994           (38,811)

Provision for Income Taxes (Benefit)                          --                --
                                                    ------------      ------------
      Net Income/(Loss)                             $    191,994      $    (38,811)
                                                    ============      ============

Per Share Data:

   Weighted Average Shares Outstanding                10,684,354        10,684,354

  Income/(Loss) per Common Share - Basic                   $0.02            $(0.00)



The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED



                                                            1999              1998
                                                    ------------      ------------
Sales                                               $  3,482,264      $  2,664,660
Cost of Sales                                          1,920,476         1,580,355
                                                    ------------      ------------
              Gross Profit                             1,561,788         1,084,305
                                                    ------------      ------------

Selling Expenses                                         331,448           325,697
                                                    ------------      ------------

General and Administrative Expenses
   Salaries and Wages                                    380,664           268,516
   Professional Fees                                      79,553            56,565
   Rent                                                   58,046            56,488
   Depreciation and Amortization                          79,244           108,027
   Insurance                                              31,724            23,384
   Vehicle Expenses                                       27,483            30,619
   Research & Development                                  3,961             5,869
   Other                                                 112,887            89,045
                                                    ------------      ------------
      Total General and Administrative Expenses          773,562           638,513
                                                    ------------      ------------
              Total Expenses                           1,105,010           964,210
                                                    ------------      ------------

Income from Operations                                   456,778           120,095

Other Expenses
       Interest Expense                                 (139,215)         (137,443)
       Other (Expense)/Income                            (45,219)          (47,502)
                                                    ------------      ------------
                Total Other Expenses                    (184,434)         (184,945)
                                                    ------------      ------------

                                                    ------------      ------------
Income/(Loss) before Provision for Income Taxes          272,344           (64,850)

Provision for Income Taxes (Benefit)                          --                --
                                                    ------------      ------------
      Net Income/(Loss)                             $    272,344      $    (64,850)
                                                    ============      ============
Per Share Data:

   Weighted Average Shares Outstanding                10,564,354        10,564,354

  Income/(Loss) per Common Share - Basic                   $0.03            $(0.01)






The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED


                                                              1999           1998
                                                           ---------      ---------
OPERATING ACTIVITIES

Net income/(loss)                                          $ 272,344      $ (64,850)
Adjustments to reconcile net (loss)/income to net cash
provided(used) by operating activities:
  Depreciation and amortization                               79,244        108,027
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                     (168,809)       346,786
    Inventories                                               40,727       (148,692)
    Prepaid expenses                                          10,446        (22,066)
    Other receivables                                        (13,293)        39,685
    Other assets                                              (3,887)       (23,125)
(Decrease) increase in:
    Accounts payable                                         (83,031)       203,223
    Accrued liabilities                                       14,552        (54,838)
                                                           ---------      ---------
Net cash provided by operating activities                    148,293        384,150

INVESTING ACTIVITIES

Capital equipment acquisitions                                    --         (6,317)
Patent costs                                                 (34,500)          (623)
                                                           ---------      ---------
Net cash used in investing activities                        (34,500)        (6,940)

FINANCING ACTIVITIES

Proceeds from sale of common stock                                --        140,000
Proceeds from (repayment of) short term borrowing             12,910       (435,827)
Deferred financing costs                                     (15,654)       (26,407)
Repayment of shareholder loans                                    --        (79,043)
Principal payments on long-term debt                        (110,492)       (45,937)
                                                           ---------      ---------
Net cash (used) by financing activities                     (113,236)      (447,214)

Increase/(decrease) in Cash                                      557        (70,004)

Cash at Beginning of Period                                   62,726        102,568
                                                           ---------      ---------
Cash at End of Period                                      $  63,283      $  32,564
                                                           =========      =========


Supplementary Disclosure of Cash Flow Information:

    Cash paid during the period for Interest               $ 139,054      $ 137,443



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

          Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The difference between basic and diluted earnings per share is immaterial for the periods ended September 30, 1999 and 1998.

NOTE 2: PROVISION FOR INCOME TAXES (BENEFIT)

          As of September 30, 1999, the Company has not provided for income taxes due to the tax benefits of the Company's net operating loss carry-forwards.

NOTE 3: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

           The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 1999 and 1998:

                                  NINE MONTHS               THREE MONTHS
                             -------------------       -------------------
                              1999         1998         1999         1998
                             ------       ------       ------       ------
Sales ...................     100.0%       100.0%       100.0%       100.0%
Cost of Sales ...........      55.1%        59.3%        52.9%        53.2%
                             ------       ------       ------       ------
   Gross Profit .........      44.9%        40.7%        47.1%        46.8%
Selling, General and
 Administrative Expenses       31.8%        36.2%        28.6%        44.4%
                             ------       ------       ------       ------
Income from Operations ..      13.1%         4.5%        18.5%         2.4%
Other Expenses ..........      (1.3)%       (1.8)%       (1.1)%       (1.7)%
Interest  Expense .......      (4.0)%       (5.1)%       (3.4)%       (5.6)%
                             ------       ------       ------       ------
   Net Income ...........       7.8%        (2.4)%       14.0%        (4.9)%


        Sales of $3,482,264 for the nine months ended September 30, 1999, were $817,604, or approximately 31%, more than comparable 1998 sales of $2,664,660. Most of this increase in sales was attributable to sales of the Company's hydraulic winches to the U.S. military, which amounted to $633,858 during this period. The Company also gained sales of $389,217 from special order products that were neither hubs nor winches. Hub sales during the first nine months of 1999 were $158,956 less than in the same period in 1998. Non-military winch sales during the first nine months of 1999 were $70,663 less than in the same period in 1998. The Company believes that non-military winch sales were adversely affected in large part due to unfair competition in the U.S. market (see Part II - "Legal Proceedings").

         The Company's gross profit margin improved by over 4% in the first nine months of 1999 compared to the same period in 1998, reflecting lower product costs. Also, selling costs decreased from approximately 12% of sales in the first nine months of 1998 to approximately 9.5% of sales during the nine months ended September 30, 1999, chiefly due to changes in the Company's product mix.

         General and administrative expenses for the nine months ended
September 30, 1999, increased by $135,049, or about 21%, from $638,513 in 1998 to $773,562 in 1999; $112,148 of this increase related to salaries, which were significantly less in 1998 due to refunds made by executive officers to meet certain loan covenants. Other areas of significant expense increases over the first nine months of 1998 were professional fees and insurance expense. However, offsetting these expense increases, loan amortization costs were much lower in 1999 than in 1998 due to reduced financing and loan reset costs. The Company's general and administrative expenses represented 22.2% of sales in the first nine months of 1999, compared to approximately 24% in the same period in 1998.

         The Company's income from operations for the first nine months ended September 30, 1999 increased to $456,778 compared to $120,095 for the same period in 1998, an increase of approximately 380%, due primarily to the improved profit margins. Net income totaled $272,344 for the nine months ended September 30, 1999, compared to a net loss of $64,850 during the same period in 1998. Net income during the three months ending September 30, 1999, was $191,994, compared to a net loss of $38,811 during the same period in 1998. The Company's earnings per share in the first nine months of 1999 were $.03 compared to a loss of $.01 in the same period of 1998, and $.02 in the three months ending September 30, 1999, compared to an immaterial amount in the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets increased by $131,486 to $2,938,208 at September 30, 1999, compared to $2,806,722 at December 31, 1998. Most of this increase was reflected in a $168,809 increase in trade accounts receivable, principally from the U.S. military. This increase in receivables was partially offset by a decrease in inventory levels of $40,727. Net working capital increased by $284,835 from $885,346 on December 31, 1998, to $1,170,181 on
September 30, 1999, and the Company's current ratio increased to 1.66 at September 30, 1999, compared to 1.46 at December 31, 1998. Borrowings under the Company's line of credit increased by $12,910 from December 31, 1998, but this increase was offset by a $72,719 decrease in the Company's term loan during 1999, representing continuing scheduled principal payments. Cash generated from operating activities enabled the Company to reduce its accounts payable balance from $315,674 on December 31, 1998 to $232,643 on September 30, 1999 and to repay other debt totaling $37,773 during the first nine months of 1999. Most of these decreases occurred in the third quarter ended September 30, 1999.

The Company funds its operations principally through the daily collection of its trade receivables, supplemented with asset-based borrowings. On March 31, 1999, the Company increased its asset-based line of credit to $1,750,000 with a maturity of March 31, 2000. The entire credit facility includes an interest rate of 3.5% above prime in addition to certain banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its inventory and accounts receivable, as well as the pledge of all of the stock held by MileMarker International, Inc. in MileMarker, Inc. and the key man life insurance on the Company's President/Chairman.

       The Company has no material commitments outstanding for major capital expenditures during 1999. The Company has converted its computer system to be Year 2000 compliant at a cost of approximately $16,000, which was allocated to the purchase of new computer hardware and software.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently is material to the Company's operations or finances.

        On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleges that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting sales and profits. The Company is seeking considerable, yet undetermined damages, both of a compensatory and a punitive nature. Considerable discovery has been complete. The Company's attorney fees for this action are limited by a contingency agreement with the Company's attorneys. The Company's management is unable at this time to quantify the effects of this action upon the Company's finances or its operations.

ITEM 2   CHANGES IN SECURITIES

        None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM  5   OTHER INFORMATION

         On April 15, 1999, the Company received notice from the United States Army that it had been awarded an initial contract for the purchase of 289 hydraulic winch/bumper assemblies, valued at $557,230. On July 25, 1999, the Company received notice that it had been awarded an additional contract for 454 hydraulic winch/bumper assemblies valued at $867,839. On July 30, 1999, the Company received notice that options for an additional 464 units valued at $1,087,119 were being exercised. The Company anticipates that it will be receiving substantial additional military orders for its patented hydraulic winch as the U.S. military replaces electric winches on its existing Humvee vehicles and equips its new Humvee vehicles with the MileMarker winch.

ITEM  6    EXHIBITS AND REPORTS ON FORM 8K

         SEC Form 8K filed on July 28, 1999 by the Company announcing receipt of an additional military order for 454 of the Company's hydraulic winch/bumper assemblies valued at $867,839.

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




MILEMARKER INTERNATIONAL, INC.
       (Registrant)


      Nov. 5, 1999                         /s/ Richard E. Aho
-------------------------                  -----------------------------------
        (Date)                             Richard E. Aho, President and
                                           Principal Accounting Officer


        11/5/99                            /s/ Leslie J. Aho
-------------------------                  -----------------------------------
        (Date)                             Leslie J. Aho, Secretary/Treasurer