Form 10KSB
period 1999-12-31
MILEMARKER INTERNATIONAL INC
filed 2000-03-14
CIK 930121

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the Fiscal Year ended December 31, 1999

( ) Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from ___________ to ____________

     Commission file Number 0-26150


                             MILEMARKER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)


          New York                                         11-2128469
---------------------------------                     ---------------------
  (State or other jurisdiction                              IRS Employer
of incorporation or organization)                     Identification Number


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

State Registrant's revenues for its most recent fiscal year:  $ 4,926,568

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 3, 2000: $ 1,222,974.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of March 3, 2000, was 10,684,357 shares.


                  DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


                       FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," " will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                         MILEMARKER INTERNATIONAL, INC.
                              Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS


                                     PART I


                                                                               Page
                                                                               ----
Item 1.  Description of the Business....................................         4
Item 2.  Description of Property........................................         6
Item 3.  Legal Proceedings..............................................         7
Item 4.  Submission of Matters to Vote of Security Holders..............         7

                                PART II

Item 5.   Market for Common Equity and Related Shareholder Matters......         7
Item 6.   Management's Discussion and Analysis..........................        10
Item 7.   Financial Statements..........................................        12
Item 8.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................        12


                               PART III

Item 9.   Directors and Executive Officers..............................        12
Item 10.  Executive Compensation........................................        13
Item 11.  Security Ownership of Certain Beneficial Owners
              and Management............................................        14
Item 12.  Certain Relationships and Related PartyTransactions...........        15


                                PART IV

Item 13.  Exhibits, Lists and Reports on Form 8-K.......................         16
Signatures..............................................................         17


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

On December 12, 1993, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Reorganization Agreement") with MileMarker, Inc., a Florida corporation ("MileMarker"). Pursuant to the Reorganization Agreement, which was completed and closed on December 28, 1993, (i) the Company's common stock was reverse split on a one share for ten shares basis;
(ii) Olan Laboratories International, Inc. changed its name to MileMarker International, Inc.; and (iii) 7,000,000 post- reverse-split shares of the Company's common stock were exchanged for all of the outstanding common shares of MileMarker common stock, so that the shareholders of MileMarker became the controlling shareholders of the Company, and MileMarker became a wholly-owned subsidiary of the Company. Concurrently with the closing of the Reorganization Agreement, the Company sold its Olan Laboratories Inc. subsidiary to the Company's former president in payment of $15,000.

The Company, through its MileMarker subsidiary, is a manufacturer and distributor of specialized automobile parts for the 4-wheel drive utility/recreational/military vehicle markets. MileMarker and a predecessor company have been in business for over 18 years under the management of MileMarker's founder, Chairman and Chief Executive Officer Richard E. Aho. The Company is one of three nationally recognized suppliers of wheel locking hubs. MileMarker's unique patented line of hydraulic winches use a vehicle's power steering pump as its source of energy. MileMarker also markets its patented four-wheel Selectric Drive coupling device.

PRINCIPAL PRODUCTS

HUBS

MileMarker is a manufacturer, assembler and distributor of specialized auto parts for the four-wheel drive recreational vehicle market. Hub products have been marketed under the "MileMarker" trade name since 1980. MileMarker's hub products include a patented locking wheel hub for four-wheel vehicles which locks a four-wheel drive vehicle's front axles to insure four-wheel drive, conversion kits and accessories. In addition to its own patented hubs, MileMarker has bought the well known line of Selectro@ wheel hubs for trucks. MileMarker's hubs are manufactured by its subcontractors in Taiwan and assembled as necessary in Pompano Beach, Florida. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. MileMarker's product lines are available through an extensive wholesaler supply network in North America and worldwide that includes warehouse distributors, jobbers, retail stores and mail-order catalogues.

HYDRAULIC WINCHES

In 1994, MileMarker introduced a new patented line of vehicle mounted hydraulic winch kits which utilize the vehicle's power steering pump as their energy source. This unique hydraulic winch was designed for the recreational /utility vehicle two and four wheel drive market, but has also found strong acceptance from commercial utilities and the United States military. A two-speed version of this hydraulic winch was manufactured for sale in 1997. MileMarker's hydraulic winch kits are very competitively priced against electric winches and have proven performance capabilities not found in electric winches, such as multiple safety features, durability, and continuous, reliable and silent operation.

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

CUSTOMERS

During 1999 and 1998, sales to the Company's top five customers amounted to approximately 50% and 30% of total sales, respectively.

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

MileMarker's major winch competitors are Warn, Ramsey and Superwinch - none of which currently has a hydraulic winch similar to the MileMarker winch which is designed around a power steering pump. Ramsey is the Company's second largest competitor in the winch market, and the Company makes private label hubs for Ramsey. Ramsey's market emphasis seems to be on industrial applications. Superwinch, Inc. is considered by the Company to be an indirect competitor which concentrates on mass markets and markets smaller, low-cost winches.

MANAGEMENT AND PERSONNEL

The Company's employees include the President/Chief Executive Officer, the Secretary/ Treasurer and two Sales and Marketing Vice Presidents. The Company has fourteen employees, twelve of whom are employed at the Company's Pompano Beach, Florida, office. The Company also uses independent sales representatives, temporary employees and independent contractors to supplement its salaried and hourly employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 9,200 square feet of warehouse space and admin-istrative offices in Pompano Beach, Florida under long-term leases through June 2003 at a monthly rent of $5,955, and rents approximately 400 square feet of warehouse space in Kalama, Washington on a month-to-month basis from the sister of the Company's Chairman at a monthly cost of $495. See "Certain Relationships and Related Party Transactions." MileMarker owns no manufacturing facilities.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company's operations or finances.

On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleges that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Company's sales and profits. The Company is seeking considerable, yet undetermined damages, both of a compensatory and a punitive nature. Considerable discovery has been completed. In response to the Company's legal action, Peterson Publishing has filed a counter-claim for alleged defamation by the Company and the Company's Chief Executive Officer. The Company's attorney fees for this action are limited by contingency agreements. The Company's management is unable at this time to quantify the effects of this action and the counter-claim upon the Company's finances or its operations.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMKR. There is no active trading market for the Company's common stock.

The Pennsylvania Merchant Group LTD., the Company's principal market maker, has advised the Company that the following bid quotations have been reported for the period beginning January 1, 1998 and ended December 31, 1999:

                                            Bid Prices
                                          --------------
                                          High       Low
                                          ----       ---

Quarter Ended March 31, 1998              .250      .088
Quarter Ended June 30, 1998               .219      .063
Quarter Ended September 30, 1998          .063      .063
Quarter Ended December 31, 1998           .170      .063

                                             Bid Prices
                                           --------------
                                           High       Low
                                           ----       ---

Quarter Ended March 31, 1999               .063      .125
Quarter Ended June 30, 1999               1.125      .125
Quarter Ended September 30, 1999           .563      .281
Quarter Ended December 31, 1999            .438      .125


Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company understands that six member firms of the NASD are currently acting as market makers for the Company's common stock. However, there are no meaningful trading transactions currently for the Company's common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire the Company's common stock through the exercise of warrants or options.

As of December 31, 1999, there were about 800 holders of record of the Company's common stock. Certain of the shares of the Company's common stock and warrants are held in "street name" and may, therefore, be held by several beneficial owners.

As of December 31, 1999, there were 10,684,357 shares of the Company's common stock issued and outstanding. Of those shares, 7,029,349 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not "affiliates" of the Company (as that term is defined in Securities and Exchange Commission Rule 144) may be sold without limitation under Rule 144(k). Shares held by affiliates, and restricted shares held for more than one, but less than two years, may be sold pursuant and subject to the limitations of Rule 144. Based on the information available to it, the Company believes that on March 3, 2000, 850,000 restricted shares could be sold without limitation, 250,000 restricted shares could be sold subject to Rule 144, and 5,100,000 shares held by affiliates (whether or not restricted) could be sold subject to Rule 144.

On August 15, 1994, the Company completed the placement of 2,000,000 shares of its common stock in a transaction under SEC Regulation D, Rule 504. Accordingly, the shares issued in that placement may be freely traded under the Federal securities laws, although their sale may be restricted by state blue sky laws. In connection with that placement of 2,000,000 shares of common stock, the Company issued to its placement agent a warrant, exercisable for five years, to purchase 150,000 shares of common stock of the Company at an exercise price of $.60 per share. Pursuant to the warrant and a registration rights agreement between the Company and the placement agent, the warrants, which were sold for $150, provided standard anti-dilution protection and were to be included in any registration statement filed by the Company in the future. These warrants expired unexercised in 1999. Other features of this private placement are (1) the right of the underwriter to designate one director to the Company's Board of Directors for a period of three years and (2) the granting of a right of first refusal to the underwriter to act as managing underwriter or placement agent for any and all public or private offerings of the Company, or any successor to or subsidiary of the Company, for a period of three years. On September 26, 1996, the Company engaged the underwriter as the Company's exclusive financial advisor and investment banker in connection with the potential sale or merger of the Company.

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

On April 25, 1997, the Company entered into a three year employment agreement with a key employee which included among its provisions an option to acquire 100,000 shares of the Company's common stock at an exercise price of $.50 per share until March 31, 2000. This employment agreement was terminated on January 31, 2000, but the stock option continues until March 31, 2000. On October 29, 1999, the Company issued an option exercisable through October 31, 2002, to a key consultant of the Company for the purchase of 150,000 shares of common stock at an exercise price of $.60 per share. No options were exercised in 1999 or 1998 under any stock option agreement.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement. The information which follows includes results of the fiscal years ended December 31, 1999 and 1998.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the calendar years indicated:

                                 1999 Amount        %        1998 Amount          %
                              -------------------------     --------------------------
Sales                         $ 4,926,568         100.0     $ 3,748,279         100.0
Cost of Sales                   2,746,415          55.7       2,216,140          59.1
                              -----------                   -----------
   Gross Profit                 2,180,153          44.3       1,532,139          40.9
Selling, General and
 Administrative Expenses        1,540,248          31.3       1,351,935          36.1
                              -----------                   -----------
Income from Operations            639,905          13.0         180,204           4.8
Other Expenses                    (59,769)         (1.2)        (59,934)         (1.6)
Interest  Expense                (191,590)         (3.9)       (188,977)         (5.0)
                              -----------                   -----------
Income/(Loss) Before Tax          388,546           7.9         (68,707)         (1.8)
Income Tax Benefit                 78,000           1.6              --
                              -----------                   -----------
    Net Income/(Loss)             466,546           9.5         (68,707)         (1.8)
                              ===========                   ===========


The Company's total sales increased by $1,178,289, or approximately 30% from 1998 to 1999, with most of the increase attributable to winch sales. Winch sales increased from about $1,115,000 in 1998 to about $2,307,000 in 1999. Most of this increase in winch sales was due to the partial fulfillment of U.S. military winch orders. Sales of hubs, conversion kits and other products were approximately the same in 1999 and 1998. The Company's gross margins on its sales continued to increase from about 41% in 1998 to about 44% in 1999, reflecting lower product costs and higher prices on military winches.

Selling, general and administrative expenses of the Company increased by about $188,000 in 1999 compared to 1998. Most of this increase was due to $118,000 in higher salary costs and approximately $57,000 in higher professional fees. Salary costs were higher in 1999 due in part to salary refunds made in 1998 to meet certain loan covenants. During 1998, Chairman Richard E. Aho waived approximately $79,000 of his officer compensation. Professional fees were higher in 1999 due in part to the costs of the Company's current litigation against a competitor (see Part I, Item 3 - "Legal Proceedings"). Loan amortization costs decreased by about $50,000 resulting from the restructuring of the Company's financing, but were offset by approximately $40,000 of other expenses. Selling costs increased in 1999 by about $29,000 over 1998 due to more advertising and sales commissions required to generate the increased level of sales.

Relative to sales, the Company's selling, general and administrative costs continued to decrease from about 36% of sales during 1998 to about 31% in 1999. As a result of improvements in the Company's 1999 sales and gross margin, the Company's 1999 income from operations of $639,905 was substantially greater than the $180,204 in 1998. Other expenses of $251,359 in 1999, consisting primarily of interest, were not significantly different from the 1998 other expenses of $248,911.

The Company's net income before taxes of $388,546 represents a significant improvement over the net loss before taxes of $68,707 in 1998. During 1999, the Company recognized a tax benefit of $78,000 from its prior years' net loss carryforwards. Consequently, the Company's 1999 net income of $466,546 compares to a net loss of $68,707 in 1998. Net income per common share basic was $.04 compared to a loss of $.01 per share in 1998 based on 10,684,357 average number of shares outstanding in 1999 versus 10,592,049 average number of shares outstanding in 1998. In 1999 and 1998, incremental shares related to stock options and warrants were anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations principally through the daily collection of its trade receivables, supplemented with asset-based borrowings. On March 31, 1999, the Company renewed and increased its asset-based line of credit to $1,750,000, with a maturity date of March 31, 2000. This credit facility includes an interest rate of 3.5% above prime in addition to substantial banking fees and requires as collateral a security interest in all of the assets of MileMarker, Inc., including its inventory and accounts receivable, as well as the pledge of all of the stock held by MileMarker International, Inc. in MileMarker, Inc. and key man life insurance on the Company's President/Chairman.

On March 7, 2000, the Company replaced its asset-based credit facility with a working capital line of credit of $1,750,000 from another lender at an interest rate approximating the prime interest rate. The facility is secured by substantially all of the Company's assets.

At December 31, 1999, the Company had working capital of $1,290,806 compared to $885,346 at December 31, 1998. The Company's current ratio increased to 1.75 on December 31, 1999 from 1.46 on December 31, 1998. During 1999, the Company's total liabilities decreased by approximately $249,000 as several creditors were paid down and accounts payable was reduced by cash generated from operating activities.

Borrowings under the Company's line of credit decreased by approximately $44,000 to $1,369,845 at December 31, 1999, compared to $1,413,814 on December 31, 1998.
At December 31, 1999, the Company held cash balances of $187,830 compared to $62,726 a year earlier. However, most of the 1999 and 1998 cash balances represent cash collateral against the line of credit from the collection of the Company's receivables which had not yet been applied against the loan with the Company's lender.

The Company had no material commitments for capital expenditures at December 31, 1999.

ITEM 7. FINANCIAL STATEMENTS

The following is an index to the Financial Statements of the Company being filed herewith commencing at page F-1:

     Report of Independent Certified Public Accountants .........      F-1
     Consolidated Balance Sheets - December 31, 1999
         and December 31, 1998 ..................................      F-2
     Consolidated Statements of Operations - Years Ended
        December 31, 1999 and 1998 ..............................      F-3
     Consolidated Statements of Shareholders' Equity - Years
        Ended December 31, 1999 and 1998 ........................      F-4
     Consolidated Statements of Cash Flows - Years Ended
        December 31, 1999 and 1998 ..............................      F-5
     Notes to Consolidated Financial Statements .................      F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         NONE

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 1999, the Executive Officers and Directors of the Company were as follows:

          NAME                            AGE                          POSITION
          ----                            ---                          --------
     Richard E. Aho                        55                         Chairman, President,
                                                                      Chief Executive Officer,
                                                                      Director

     Leslie J. Aho                         43                         Vice President,
                                                                      Treasurer,
                                                                      Secretary, Director

     George Shelley                        69                         Director




RICHARD E. AHO formed MileMarker, Inc. in 1984 to produce and market a series of new products in the automotive market. In 1980, Mr. Aho founded 4X4 Savings, Inc., a predecessor of MileMarker, Inc., to sell a cost-saving product which was designed for the 4-wheel drive segment of the automotive industry. From 1972 to 1980, he was the owner and operator of the Tire Place, Inc., Rainier, Oregon, an active retailer of specialty tires and accessories. Mr. Aho became Chairman and Chief Executive Officer of the Company on December 28, 1993. Mr. Aho's expertise is in engineering research, new product design and development and contract manufacturing negotiations. He has received numerous U.S. and foreign patents on MileMarker products.

LESLIE J. AHO has supervised the operations of MileMarker, Inc. since its inception and became Vice President, Secretary, Treasurer and a Director of the Company on December 28, 1993. She is the executive officer responsible for the Company's production planning, assembly, warehousing, shipping and human resources management. Ms. Aho is the wife of Richard Aho.

GEORGE SHELLEY was elected to the Board of Directors in 1999. Mr. Shelley currently serves as President of Autoart Investments, Inc. He retired in 1988 as Vice President of Alco Standard, Inc., which had purchased Shelley Manufacturing Company in 1971.

Each director of the Company will serve until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer will serve until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 1996 and 1997, the Company believes that Richard Aho and Leslie Aho did not file Form 5 for the Company's 1999 and 1998 fiscal year on a timely basis. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with Section 16(a)

ITEM  10.  EXECUTIVE COMPENSATION

The following table and notes present for the three years ended December 31, 1999, compensation paid by the Company to Richard E. Aho, its President and

Chief Executive Officer, who is the only executive officer whose total compensation exceeded $100,000 in any of the years ended December 31:



                                       SUMMARY COMPENSATION TABLE


                                                                                Annual
                                        Fiscal                               Compensation
Name and Position                        Year                                  -Salary
-----------------                        ----                                ------------
Richard  E. Aho, President               1999                                 $  143,000
Chief Executive Officer                  1998                                 $   74,250
                                         1997                                 $   99,000


Mr. Aho has received no compensation from the Company other than his salary in each of these years noted above. No director receives any additional compensation for his or her services as a director. The Company has no option, profit sharing or pension plan currently in effect, nor any termination of employment or change-in- control arrangement with any employee.

The Company does not have a compensation committee. Compensation is determined by the Board of Directors acting as a whole on the basis of the value of an employee or a contracted service to the Company, compensation by other companies of like size for comparable services and other facto rs specific to each determination of compensation.


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

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group", as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 1999, the Company had issued and outstanding 10,684,357 shares of common stock.

Name and Address                         Number of Shares                      Percentage of
of Common Stock                           of Common Stock                       Common Stock
Beneficial Owner                         Beneficially Owned                      Ownership
----------------                         ------------------                     ------------
Richard E. Aho(1)(3)                          2,575,000                            24.10%
1350 S.W. 13th Court
Pompano Beach,  FL  33069

Leslie J. Aho(1)(2)(3)                        2,525,000                            23.63%
1350 S.W. 13th Court
Pompano Beach,  FL  33069

George Shelley(4)
1412 S.W. 12th Court
Pompano Beach,  FL 33069                        566,000                             5.30%

David Allsop
Four Falls Corporate Center
West Conshohocken, PA                           535,000                             5.00%

All Executive Officers and
Directors as a group (3 persons)              5,666,000                            53.03%



(1)  Officer and Director
(2)  Leslie J. Aho is the wife of Richard E. Aho
(3) All shares owned by Richard and Leslie Aho were pledged to the Company's lender as collateral for the Company's March 31, 1999 credit facility.
(4)  Director

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of December 31,1999, the Company had borrowed $45,000 from the mother-in law of the Company's President. This unsecured loan was extended during 1998 to mature on December 31, 2000 and bears interest at an annual rate of 12% per annum. During 1998, the President waived $5,743 of interest on his shareholder loan to the Company and used $79,043 of his shareholder loan to refund a portion of his salary to the Company.

The Company rents office and warehouse space in Kalama, Washington, from the sister of the President for $495 monthly on a month to month basis.

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


(b) Form 8-K

The Company filed no reports on SEC Form 8 for the quarter ended December 31, 1999.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILEMARKER INTERNATIONAL, INC.


Dated:  March 7, 2000                  By: /s/ Richard E. Aho
                                           -----------------------------------
                                           Richard E. Aho, Chairman, President
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


     Signatures                        Titles                       Dates
     ----------                        ------                       -----
/s/ Richard E. Aho
---------------------------   President, Chairman,              March 7, 2000
     Richard E. Aho             Chief Executive Officer,
                                Chief Accounting Officer
                                and Director


/s/ Leslie J. Aho
---------------------------   Vice President, Secretary,        March 7, 2000
      Leslie J. Aho             Treasurer and Director


/s/ George Shelley
---------------------------   Director                          March 7, 2000
     George Shelley

                                                   SPEAR, SAFER, HARMON & CO.
                                                    PROFESSIONAL ASSOCIATION
                                                  CERTIFIED PUBLIC ACCOUNTANTS

                                               8350 N.W. 52nd Terrace, Suite 301
                                                      Miami, Florida 33166
                                                          1-800-776-1099
                                                       Tel: (305) 591-8850
                                                       Fax: (305) 593-9883



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
MileMarker International, Inc. and Subsidiary
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of MileMarker International, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MileMarker International, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Spear, Safer, Harmon & Co.

Miami, Florida
February 18, 2000

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                             December 31,     December 31,
                                                                1999              1998
                                                             -----------      -----------
ASSETS
CURRENT ASSETS
  Cash                                                       $   187,830      $    62,726
  Accounts Receivable, net of allowance for doubtful
    accounts of $14,000 and $ 7,000, respectively                943,510          834,660
  Inventory                                                    1,749,865        1,885,530
  Other Receivables                                               13,293               --
  Deferred Tax Asset                                              94,010               --
  Prepaid Expenses                                                16,289           23,806
                                                             -----------      -----------
      Total Current Assets                                     3,004,797        2,806,722

PROPERTY AND EQUIPMENT, NET                                      131,596          140,456

OTHER ASSETS                                                     161,813          133,569

                                                             -----------      -----------
        TOTAL ASSETS                                           3,298,206        3,080,747
                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                               1,369,845      $ 1,413,814
  Term Loan - Current                                             31,726          128,239
  Current Maturities of Notes Payable                                 --           25,061
  Note Payable - Shareholder                                      45,000               --
  Accounts Payable                                               216,076          315,674
  Accrued Liabilities                                             51,344           38,588
                                                             -----------      -----------
      Total Current Liabilities                                1,713,991        1,921,376

DEFERRED TAX CREDIT                                               16,010               --

LONG-TERM NOTES PAYABLE
  Note Payable - Shareholder                                          --           45,000
  Other Notes Payable                                                 --           12,712
                                                             -----------      -----------
      Total Long-Term Notes Payable                                   --           57,712
                                                             -----------      -----------
      TOTAL LIABILITIES                                        1,730,001        1,979,088
                                                             ===========      ===========

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,684,357 shares issued and outstanding
   in 1999 and 1998, respectively                                 10,684           10,684
Paid-in Capital                                                1,546,165        1,546,165
Retained Earnings/(Accumulated Deficit)                           11,356         (455,190)
                                                             -----------      -----------
      Total Shareholders' Equity                               1,568,205        1,101,659
                                                             -----------      -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 3,298,206      $ 3,080,747
                                                             ===========      ===========




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         1999               1998
                                                     ------------       ------------
Sales                                                $  4,926,568       $  3,748,279
Cost of Sales                                           2,746,415          2,216,140
                                                     ------------       ------------

              Gross Profit                              2,180,153          1,532,139
                                                     ------------       ------------

Selling Expenses                                          482,783            453,954
                                                     ------------       ------------

General and Administrative Expenses
   Salaries and Wages                                     515,633            397,605
   Professional Fees                                      130,761             74,053
   Rent                                                    77,394             76,836
   Depreciation and Amortization                           98,278            147,966
   Insurance                                               38,638             43,608
   Vehicle Expenses                                        38,507             37,649
   Research & Development                                   4,071              6,075
   Other                                                  154,183            114,189
                                                     ------------       ------------
      Total General and Administrative Expenses         1,057,465            897,981
                                                     ------------       ------------
              Total Expenses                            1,540,248          1,351,935
                                                     ------------       ------------

Income from Operations                                    639,905            180,204
                                                     ------------       ------------

Other Expenses
       Interest Expense                                  (191,590)          (188,977)
       Licensing Costs                                    (59,769)           (65,677)
       Forgiveness of Interest                                 --              5,743
                                                     ------------       ------------
                Total Other Expenses                     (251,359)          (248,911)

                                                     ------------       ------------
Income/(Loss) before Tax Benefit                          388,546            (68,707)

Income Tax Benefit                                         78,000                 --
                                                     ------------       ------------
      Net Income/(Loss)                              $    466,546       $    (68,707)
                                                     ============       ============

Per Share Data:
   Weighted Average Shares Outstanding:
          Basic                                        10,684,357         10,592,049
          Diluted                                              --                 --
  Income/(Loss) per Common Share
          Basic                                      $       0.04       $      (0.01)
          Diluted                                              --                 --



The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                           Common Stock                                 Retained
                                    Total          ----------------------------       Paid In           Earnings
                                   Equity            Shares           Amount           Capital          (Deficit)
                                 -----------       -----------      -----------      -----------      -----------
Balances, December 31, 1997      $ 1,030,366        10,284,354      $    10,284      $ 1,406,565      $  (386,483)

Sale of New Common Stock             140,000           400,000              400          139,600               --

Net Loss for Year 1998               (68,707)               --               --               --          (68,707)
                                 -----------       -----------      -----------      -----------      -----------

Balances, December 31, 1998        1,101,659        10,684,354           10,684        1,546,165         (455,190)

Net Profit for Year 1999             466,546                --               --               --          466,546
                                 -----------       -----------      -----------      -----------      -----------
Balances, December 31, 1999      $ 1,568,205        10,684,354      $    10,684      $ 1,546,165      $    11,356







The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1999 and 1998


                                                                                  1999             1998
                                                                                ---------       ---------
OPERATING ACTIVITIES

Net income/(loss)                                                               $ 466,546       $ (68,707)
Adjustments to reconcile net income/(loss) to net cash
provided(used) by operating activities:
  Depreciation and amortization                                                    98,278         147,966
  Deferred income taxes                                                           (78,000)             --
  Bad debts                                                                        32,481              --
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                          (141,331)         32,918
    Inventories                                                                   135,665         (15,724)
    Prepaid expenses                                                                7,518         (15,507)
    Other receivables                                                             (13,293)        114,685
    Other assets                                                                  (20,085)         (5,493)
(Decrease) increase in:
    Accounts payable                                                              (99,598)        (39,106)
    Accrued liabilities                                                            12,756         (47,394)
                                                                                ---------       ---------
Net cash provided by operating activities                                         400,937         103,638

INVESTING ACTIVITIES

Capital equipment acquisitions                                                    (42,424)        (55,232)
Patent costs                                                                      (34,500)           (625)
                                                                                ---------       ---------
Net cash used in investing activities                                             (76,924)        (55,857)

FINANCING ACTIVITIES

Proceeds from sale of common stock                                                     --         140,000
Repayment of short term borrowing - net                                          (165,543)        (45,931)
Deferred financing costs                                                          (20,654)        (26,406)
Repayment of shareholder loans                                                         --         (79,043)
Principal payments on long-term debt                                              (12,712)        (76,243)
                                                                                ---------       ---------
Net cash (used) by financing activities                                          (198,909)        (87,623)

Increase/(decrease) in Cash                                                       125,104         (39,842)

Cash at Beginning of Period                                                        62,726         102,568
                                                                                ---------       ---------
Cash at End of Period                                                           $ 187,830       $  62,726
                                                                                =========       =========


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $ 189,610       $ 178,370
   Cash paid during the period for income taxes                                        --              --




The accompanying Notes are an integral part of these financial statements

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


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

    c.  Cash

At December 31, 1999, cash balances included restricted cash of approximately $180,000 in a cash collateral account with the Company's lender pending repayment of the Company's borrowings.

    d.  Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are reduced due to the Company's large number of customers and their dispersion across many different states and worldwide. The Company conducts ongoing credit evaluations of its customers and does not require collateral or other security from most customers.

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

     h.  Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, primarily net operating loss carryforwards and depreciation, using enacted tax rates in effect in the years in which the differences are expected to reverse. In 1998, deferred tax assets were reduced by a valuation allowance if, based on the weight of available evidence, it was more likely than not that some portion or all of the deferred tax assets will not be realized.

     i.  Earnings/(Loss) Per Share

Basic earnings per common share is calculated by dividing net income (loss) by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The diluted share base for the years ended December 31, 1999 and December 31, 1998 excludes incremental shares related to stock options and warrants since their effect was anti-dilutive.

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

       k.   Accounting for Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets for impairment on an exception basis. At December 31, 1999 and 1998, the Company believes no material impairments existed.

       l.  Recent Pronouncements in Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 during 1998 and with no material impact to the Company's financial reporting or presentation.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 during 1998, with the required additional financial statement disclosures presented in Note 11 below.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Post-retirement Benefits," which is effective for fiscal years beginning after December 15, 1997. Since the Company has no such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS 132.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Significant Accounting Policies (Continued)

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities", which is effective for fiscal periods beginning after June 15, 2000. The Company does not expect a material impact to it's financial reporting or presentation due to the adoption of SFAS No. 133.

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

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                               1999             1998
                                             ---------       ---------
         Molds, dies and tooling             $ 723,909       $ 697,858
         Autos and trucks                       53,287          53,287
         Office equipment                       94,789          78,415
                                             ---------       ---------
                                               871,985         829,560
          Less accumulated depreciation       (740,389)       (689,104)
                                             ---------       ---------
                                             $ 133,596       $ 140,456
                                             =========       =========

Depreciation expense was approximately $51,000 in 1999 and $55,000 in 1998.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   OTHER ASSETS

Other assets consist of the following:


                                              1999           1998
                                            --------      --------
         Patents, net of amortization       $ 96,305      $ 73,805
         Security deposits                    25,975        11,188
         CSVI - officer life insurance        30,620        25,322
         Deferred financing costs, net         8,913        23,254
                                            --------      --------
                                            $161,813      $133,569
                                            ========      ========

5.   NOTES PAYABLE

      Notes payable consist of the following:


                                                                                          1999              1998
                                                                                       -----------       -----------
         Note payable - line of credit under revolving credit agreement, interest
         at Prime plus 3.5%, secured by all assets of the Company                      $ 1,369,845       $ 1,413,814

         Term loan payable, interest at Prime plus 3.5%, secured by all Company
         assets, due March 31, 2000                                                         31,726           128,239

         Note payable - shareholder, interest at 12%,
         unsecured, payable December 31, 2000                                               45,000            45,000

         Unsecured note payable in installments,
         interest at 12%                                                                        --            23,750

         Notes payable to financial institutions at
         interest rates from 10.25% to 10.60%                                                   --            14,023
                                                                                       -----------       -----------
                                                                                         1,446,571         1,624,826
         Less amounts due within one year                                               (1,446,571)       (1,567,114)
                                                                                       -----------       -----------
                       Amount due after one year                                       $        --       $    57,712
                                                                                       ===========       ===========


                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  NOTES PAYABLE (CONTINUED)

On March 31, 1999, the Company renewed for one year and increased to $1,750,000 its revolving credit agreement and the remaining balance of the $200,000 term loan with a financial institution at an interest rate of 3.50% above Prime plus additional fees. The amended credit agreement contains certain affirmative, negative and financial covenants which, among others, specify certain net worth requirements and maintenance of certain minimum interest coverage ratios. The credit agreement also requires the Company to assign all of the stock in its subsidiary, MileMarker, Inc., and the key man life insurance in the amount of $1,300,000 on its President/Chairman to the lender as collateral. As of December 31, 1999, the Company was in compliance with the lender's covenants.

On March 7, 2000, the Company replaced its asset-based credit facility with a working capital line of credit of $1,750,000 from another lender at an interest rate approximating the prime interest rate. The facility is secured by substantially all of the Company's assets.

6.  LICENSING AGREEMENTS

The Company is authorized under a fully-paid licensing agreement with Warn Industries, Inc. to utilize Warn's patents in the manufacture of certain hubs. This non-cancelable agreement calls for quarterly payments of 4% of sales on these hubs for a period of 10 years, with minimum payments of $325,000 and maximum payments of $600,000 during the life of the agreement. During 1999 and 1998, hub sales of approximately $1,500,000 and $1,600,000, respectively, were subject to licensing fees under this agreement. The Company has met the payment requirements of this agreement, which expires on February 28, 2000 (See Note 10
- Legal).

7.  INCOME TAXES

The Company has net operating loss carry-forwards of approximately $210,000 which may provide future income tax benefits that expire through 2013. The deferred tax asset and the deferred tax credit consist of the following:


                                                        1999           1998
                                                      --------      --------
       Deferred Tax Asset:

           Allowances for bad debts and warranty      $ 16,000      $     -0-
           Net operating loss carryforwards             78,000        266,000
                                                      --------      ---------

                                                        94,000        266,000
           Less Valuation Allowance                        -0-       (266,000)
                                                      --------      ---------
               Net Deferred Tax Asset                 $ 94,000      $    -0-
                                                      --------      ---------
         Deferred Tax Credit:
              Depreciation                            $ 16,000      $    -0-
                                                      --------      ---------

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  INCOME TAXES (CONTINUED)

Since the tax asset is dependent upon future taxable earnings, the Company has chosen to recognize such benefit for financial reporting purposes in 1999 based on expected 2000 taxable earnings.

A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the years ended December 31, 1999 and 1998, is as follows:

              Federal income tax at statutory rate              34.0 %
              Effect of state rate                               3.6 %
              Benefit of net operating loss carry-forward      (37.6)%
                                                               -----
                  Income tax expense                              -- %
                                                               =====

8.  COMMON STOCK AND STOCK OPTIONS AND WARRANTS

On August 15, 1994, the company successfully completed a private placement of its common stock. The Company sold 2,000,000 shares of common stock at $.50 per share. The underwriter of the private placement was offered warrants to purchase 150,000 shares of the Company's common stock at a price of $.60 per share at any time within five years of the closing date. The warrants, which were sold for $150, provided standard anti-dilution protection and are to be included in any registration statement filed by the Company in the future. The warrants expired unexercised in 1999. Other features of this private placement are (1) the right of the underwriter to designate one director to the Company's Board of Directors for a period of three years and (2) the granting of a right of first refusal to the underwriter to act as managing underwriter or placement agent for any and all public or private offerings of the Company, or any successor to or subsidiary of the Company, for a period of three years. On September 26, 1996, the Company engaged the underwriter as the Company's exclusive financial advisor and investment banker in connection with the potential sale or merger of the Company.

On April 25, 1997, the Company issued an option exercisable through March 31, 2000, to a key employee of the Company for the purchase of 100,000 shares of common stock at an exercise price of $.50 per share. During 1999 and 1998, no options were exercised.

On December 31, 1997, at the request of its lender, the Company issued 50,000 shares of common stock to its President/Chairman in consideration for the conversion of $25,000 of his shareholder loan to the Company (approximately $.50 per share).

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  COMMON STOCK (CONTINUED)

On March 31, 1998, the Company completed a placement of 400,000 shares of common stock at $.35 per share under SEC Regulation S.

On October 29, 1999, the Company issued an option exercisable through October 31, 2002, to a key consultant of the Company for the purchase of 150,000 shares of common stock at an exercise price of $.60 per share. During 1999, no options were exercised.


9.  RELATED PARTY TRANSACTIONS

During 1995, a related party advanced funds to the Company evidenced by a promissory note in the amount of $45,000. The promissory note bears interest at the rate of 12% per annum, is subordinated to bank borrowings and is payable in full on December 31, 2000. During 1998, the Company's President reduced his remaining 1995 note payable from the Company to zero via salary reductions totaling $79,043.

The Company warehouses certain inventory with a relative of the Company's President in Kalama, Washington. Rent is $495 per month on a month-to-month basis.

10. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office and warehouse facilities under non-cancelable leases through 2003. Rent expense for the years ended December 31, 1999 and December 31, 1998 were $77,394 and $76,836, respectively. The Company also has several operating leases for office equipment through 2003.

At December 31, 1999, the future minimum lease payments are as follows:

                   2000        84,051
                   2001        83,424
                   2002        80,147
                   2003        31,750
                             --------
                             $279,372
                             ========

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

        On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleges that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Company's sales and profits. The Company is seeking considerable, yet undetermined damages, both of a compensatory and a punitive nature. Considerable discovery has been completed. In response to the Company's legal action, Peterson Publishing has filed a counter-claim for alleged defamation by the Company and the Company's Chief Executive Officer. The Company's attorney fees for this action are limited by contingency agree- ments. The Company's management is unable at this time to quantify the effects of this action and the counter-claim upon the Company's finances or its operations.

11.  INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company operates predominantly in one industry segment - that being the production, distribution and marketing of 4-wheel drive hubs and coupling devices and hydraulic winches. During 1999 and 1998, sales to the top five customers amounted to approximately 50% and 30% of total sales, respectively.

The Company operates worldwide, but primarily in North America, Australia, Asia, Europe and Africa. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Foreign revenues, foreign operating income and foreign identifiable assets were approximately $360,000, $50,000 and $160,000, respectively, in 1999, and approximately $350,000, $17,000 and $170,000, respectively, in 1998. The Company has assets and its major supplier located in Taiwan, The Republic of China. The Taiwan economy has been impacted by the economic uncertainty associated with many of the countries in the region. However, the Company's management is unable to quantify the extent of such impact on the Company's operations.