Form 10QSB
period 2000-03-31
MILEMARKER INTERNATIONAL INC
filed 2000-05-09
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          Commission file
                March 31, 2000                    Number 0-26150



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

 Yes [X]           No [ ]


                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On March 31, 2000, the Registrant had outstanding 10,684,357 shares of common stock, $.001 par value.

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

                         MILEMARKER INTERNATIONAL, INC.

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART  I   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheet, March 31, 2000 and
          December 31, 1999 .....................................................             4

          Consolidated Statement of Operations,  Three months ended
          March 31, 2000 and March 31, 1999 .....................................             5

          Consolidated Statement of Cash Flows, Three months ended
          March 31, 2000 and March 31, 1999 .....................................             6

          Notes to Consolidated Financial Statements ............................             7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .................................................            8-9

PART II   OTHER INFORMATION

Item 1    Legal Proceedings .....................................................            10

Item 2    Changes in Securities .................................................            10

Item 3    Defaults Upon Senior Securities .......................................            10

Item 4    Submission of Matters to a Vote of Security Holders ...................            10

Item 5    Other Information .....................................................            10

Item 6    Exhibits and Reports on Form 8-K ......................................            10

SIGNATURES ......................................................................            11





                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                   UNAUDITED


                                                           March 31       December 31,
                                                             2000            1999
                                                          ----------      ------------
ASSETS

CURRENT ASSETS
  Cash                                                    $   37,083      $  187,830
  Accounts Receivable, net of allowance for doubtful
    accounts of $19,000 and $14,000, respectively          1,146,670         943,510
  Inventory                                                1,671,849       1,749,865
  Other Receivables                                           13,293          13,293
  Deferred Tax Asset                                          16,855          94,010
  Prepaid Expenses                                            22,474          16,289
                                                          ----------      ----------
      Total Current Assets                                 2,908,224       3,004,797

PROPERTY AND EQUIPMENT, NET                                  171,620         131,596

OTHER ASSETS                                                 153,695         161,813
                                                          ----------      ----------
        Total Assets                                      $3,233,539      $3,298,206
                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                          $1,164,510      $1,369,845
  Current Maturities of Notes Payable                             --          31,726
  Note Payable - Shareholder                                      --          45,000
  Accounts Payable                                           203,922         216,076
  Income Taxes Payable                                        43,322              --
  Accrued Liabilities                                         37,098          51,344
                                                          ----------      ----------
      Total Current Liabilities                            1,448,852       1,713,991

DEFERRED TAX CREDIT                                           16,010          16,010
                                                          ----------      ----------
      Total Liabilities                                    1,464,862       1,730,001
                                                          ----------      ----------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,684,357 shares issued and
   outstanding in 2000 and 1999, respectively                 10,684          10,684
Paid-in Capital                                            1,546,165       1,546,165
Retained Earnings                                            211,828          11,356
                                                          ----------      ----------
      Total Shareholders' Equity                           1,768,677       1,568,205

                                                          ----------      ----------
Total Liabilities & Shareholders' Equity                  $3,233,539      $3,298,206
                                                          ==========      ==========




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999
                                    UNAUDITED

                                                         2000               1999
                                                     ------------       ------------
Sales                                                $  1,778,913       $  1,173,911
Cost of Sales                                             940,856            658,712
                                                     ------------       ------------

              Gross Profit                                838,057            515,199

Selling Expenses                                          145,838            115,920

General and Administrative Expenses
   Salaries and Wages                                     143,601            120,898
   Professional Fees                                       64,714             34,183
   Rent                                                    19,349             19,349
   Depreciation and Amortization                           25,482             37,775
   Insurance                                               10,705             12,111
   Vehicle Expenses                                         6,753              6,567
   Research & Development                                   1,841              1,330
   Other                                                   43,171             38,226
                                                     ------------       ------------
      Total General and Administrative Expenses           315,616            270,439
                                                     ------------       ------------
              Total Expenses                              461,454            386,359
                                                     ------------       ------------

Income from Operations                                    376,603            128,840

Other Expenses
    Interest Expense                                      (41,544)           (48,195)
    Licensing Costs                                       (10,985)           (18,628)
                                                     ------------       ------------
         Total Other Expenses                             (52,529)           (66,823)

Income before Provision for Income Taxes                  324,074             62,017

Provision for Income Taxes                               (123,602)                --
                                                     ------------       ------------
      Net Income                                     $    200,472       $     62,017
                                                     ============       ============

Per Share Data:
   Weighted Average Shares Outstanding:
         Basic                                         10,684,357         10,684,357
         Diluted                                       10,934,357         10,934,357
   Net Income per Common Share:
         Basic                                       $       0.02       $       0.01
         Diluted                                     $       0.02       $       0.01




The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                    UNAUDITED


                                                                                   2000            1999
                                                                                ---------       ---------
OPERATING ACTIVITIES
Net Income                                                                      $ 200,472       $  62,017
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                                    25,482          37,775
  Deferred income taxes                                                            77,155              --
  Bad debts                                                                         5,227              --
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                          (202,933)       (142,950)
    Inventories                                                                    78,016         120,358
    Prepaid expenses                                                              (18,053)         12,688
    Other assets                                                                    5,118            (748)
(Decrease) increase in:
    Accounts payable                                                              (12,154)         (3,979)
    Income taxes payable                                                           43,322              --
    Accrued liabilities                                                           (14,246)         12,549
                                                                                ---------       ---------
Net cash provided by operating activities                                         187,406          97,710

INVESTING ACTIVITIES

Capital equipment acquisitions                                                    (56,092)             --
                                                                                ---------       ---------
Net cash used in investing activities                                             (56,092)             --

FINANCING ACTIVITIES

(Repayment of) proceeds of short term borrowing                                  (282,061)         45,776
Principal payments on long-term debt                                                   --         (31,403)
                                                                                ---------       ---------
Net cash (used)/provided by financing activities                                 (282,061)         14,373

(Decrease)/Increase in Cash                                                      (150,747)        112,083

Cash at Beginning of Period                                                       187,830          62,726

                                                                                ---------       ---------
Cash at End of Period                                                           $  37,083       $ 174,809
                                                                                =========       =========

Supplementary Disclosure of Cash Flow Information:
    Cash paid during the period for Interest                                    $  58,303       $  46,520
    Cash paid during the period for Income Taxes                                $   6,141              --



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

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of MileMarker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 1999.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not neces- sarily indicative of results to be expected for the complete fiscal year.

          Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The difference between basic and diluted earnings per share is immaterial for the quarters ended March 31, 2000 and 1999.


NOTE 2: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.


RESULTS OF OPERATIONS

           The following table summarizes the results of operations, stated as a percentage of sales, for the three months ended March 31, 2000, and 1999:

                                 2000         1999
                              ---------    ---------
Sales                             100.0%       100.0%
Cost of Sales                      52.9%        56.1%
                              ---------    ---------
   Gross Profit                    47.1%        43.9%
Selling, General and
 Administrative Expenses           25.9%        32.9%
                              ---------    ---------
Income from Operations             21.2%        11.0%
Other Expense                      (0.6)%       (1.6)%
Interest  Expense                  (2.4)%       (4.1)%
                              ---------    ---------
   Pre-Tax Income                  18.2%         5.3%
Income Taxes                       (6.9)%        0.0%
                              ---------    ---------
   Net Income                      11.3%         5.3%


         Sales of $1,778,913 for the three months ended March 31, 2000, were $605,002, or approximately 52% more than comparable 1999 sales of $1,173,911. All of this sales increase was due to approximately $765,000 of military winch sales, which were offset by a decrease of approximately $180,000 in hub sales. Domestic and foreign winch sales were about the same in both years. The Company believes that its winch sales continue to be adversely affected in large part by unfair competition in the U.S. market from a major competitor (see Part II - "Legal Proceedings"),

         The Company's quarterly gross profit margin continued to improved by another 3.2% of sales in the March 2000 quarter from the same period in 1999, reflecting an increase in profit margins on the sale of winches. Selling costs, however, increased by about $30,000 in the first three months of 2000 to $145,838 from $115,920 Most of this selling cost increase was due to sales commissions on military sales.

        General and administrative expenses for the three months ended March 31, 2000 increased by $45,176, or about 17%, from $270,439 in 1999 to $315,615 in
2000. The most significant increase in general and administrative expenses from the first three months of 1999 related primarily to salaries and professional fees, which increased by $22,705 and $30,531, respectively, over 1999 levels. These increases were offset by a decrease of about $17,000 in loan amortization costs over the same period in 1999 resulting from the restructuring the Company's financing. Relative to sales, the 2000 first quarter's total general and administrative costs decreased by about 5% of sales from the comparable period in 1999.

         The Company's income from operations for the first three months of 2000 was almost triple that earned in the same period in 1999 - $376,603 versus $128,840 due to higher sales and improved profit margins. Other expenses, consisting primarily of interest, were approximately 21% less than in the first three months of 1999 due to reduced borrowings and the cessation of licensing costs during the first quarter of 2000. Net income before taxes of $324,074 for the quarter ended March 31, 2000 was more than five times the $62,017 income before tax earned in the same period in 1999. The Company earned net income of $200,472 after taxes in the first quarter of 2000. This represents earnings per share of $.02 for the first quarter of 2000 compared to earnings per share of $0.01 for the first three months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased by $168,566 to $1,459,372 on March 31, 2000 from $1,290,806 on December 31, 1999, and the Company's current ratio increased to 2.01 at March 31, 2000, compared to 1.75 at December 31, 1999. The Company's current assets decreased by $96,573 to $2,908,224 at March 31, 2000, compared to $3,004,797 at December 31, 1999. Most of this decrease was due to reduced cash balances resulting from more efficient cash management relating to the Company's new credit facility. Accounts receivable increases of $203,160 from military orders were offset with reductions of $78,016 in inventory levels. Borrowings under the Company's line of credit decreased by $205,335 from December 31, 1999 levels. At the same time, the Company's remaining term loan balance of $31,726 and its shareholder loan of $45,000 were both repaid during the March 2000 quarter.

         The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings. On March 7, 2000, the Company replaced its $1,750,000 asset-based line of credit with a $1,750,000 working capital line of credit from another lender on substantially more favorable terms. This credit facility has a maturity of one year, is secured by substantially all of the Company's assets and bears interest at a rate approximating the prime interest rate.

         The Company has no material commitments outstanding for major capital expenditures during 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.

         On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleges that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Com-pany's sales and profits. The Company is seeking considerable, yet undetermined damages, both of a compensatory and a punitive nature. Considerable discovery has been completed and is continuing. In response to the Company's legal action, Peterson Pub- lishing has filed a counterclaim for alleged defamation by the Company and the Company's Chief Executive Officer. The Company's attorney fees for this action are limited by con- tingency agreements. The Company's management is unable at this time to quantify the effects of this action and the counter-claim upon the Company's finances or its operations.


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





MILEMARKER INTERNATIONAL, INC.
      (Registrant)



      May 5, 2000                          /s/ Richard E. Aho, President
-------------------------                 ------------------------------------
        (Date)                            Richard E. Aho, President and
                                          Principal Accounting Officer


      May 5, 2000                         /s/ Leslie J. Aho
-------------------------                 ------------------------------------
        (Date)                            Leslie J. Aho, Secretary/Treasurer