Form 10QSB
period 2000-06-30
MILEMARKER INTERNATIONAL INC
filed 2000-08-11
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                          Commission file
         June 30, 2000                                    Number 0-26150

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

 Yes [X]           No [ ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On June 30, 2000, the Registrant had outstanding 10,684,357 shares of common stock, $.001 par value.

                            MILEMARKER INTERNATIONAL, INC.

                             FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                         MILEMARKER INTERNATIONAL, INC.

                                     INDEX


                                                                                                  Page No.
                                                                                                  --------
PART  I     FINANCIAL INFORMATION

Item 1.     Financial Statements

                    Consolidated Balance Sheet, June 30, 2000 and
                     December 31, 1999...........................................................    4

                    Consolidated Statement of Operations,  Three months ended
                     June 30, 2000 and June 30, 1999.............................................    5

                    Consolidated Statements of Operations,  Six months ended
                     June 30, 2000 and June 30, 1999.............................................    6

                    Consolidated Statement of Cash Flows, Six months ended
                     June 30, 2000 and June 30, 1999.............................................    7

                    Notes to Consolidated Financial Statements...................................    8

Item  2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................   9-10

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings ....................................................................    11

Item 2.    Changes in Securities ................................................................    11

Item 3.    Defaults Upon Senior Securities ......................................................    11

Item 4.    Submission of Matters to a Vote of Security Holders ..................................    11

Item 5.    Other Information ....................................................................    11

Item 6.    Exhibits and Reports on Form 8-K .....................................................    11

SIGNATURES ......................................................................................    12


                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                   UNAUDITED


                                                     June 30       December 31
                                                       2000           1999
                                                    ----------     ----------
ASSETS
CURRENT ASSETS
 Cash                                               $   42,576     $  187,830

 Accounts Receivable, net of allowance for doubtful
  accounts of $11,000 and $14,000, respectively.       747,552        943,510
 Inventory                                           1,813,292      1,749,865
 Other Receivables                                      11,893         13,293
 Deferred Tax Asset                                     24,140         94,010
 Prepaid Expenses                                       17,591         16,289
                                                    ----------     ----------
    Total Current Assets                             2,657,044      3,004,797

PROPERTY AND EQUIPMENT, NET                            201,465        131,596

OTHER ASSETS                                           189,153        161,813

                                                    ----------     ----------
    Total Assets                                    $3,047,662     $3,298,206
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes Payable - Line of Credit                     $  897,925     $1,369,845
 Current Maturities of Notes Payable                        --         31,726
 Note Payable - Shareholder                                 --         45,000
 Accounts Payable                                      197,547        216,076
 Income Taxes Payable                                   12,166             --
 Accrued Liabilities                                    34,045         51,344
                                                    ----------     ----------
    Total Current Liabilities                        1,141,684      1,713,991

DEFERRED TAX CREDIT                                     32,610         16,010

                                                    ----------     ----------
    TOTAL LIABILITIES                                1,174,294      1,730,001
                                                    ==========     ==========

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
 authorized, 10,684,357 shares issued and
 outstanding in 2000 and 1999, respectively.            10,684         10,684
Paid-in Capital                                      1,546,165      1,546,165
Retained Earnings                                      316,519         11,356
                                                    ----------     ----------
    TOTAL SHAREHOLDERS' EQUITY                       1,873,368      1,568,205

                                                    ----------     ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $3,047,662     $3,298,206
                                                    ==========     ==========



The accompanying Notes are an integral part of these financial statements.

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                   Three Months Ended June 30, 2000 and 1999
                                   UNAUDITED

                                                        2000          1999
                                                     ----------      --------
SALES                                                $1,285,718      $935,314
COST OF SALES                                           726,557       536,105
                                                     ----------      --------

    GROSS PROFIT                                        559,161       399,209

SELLING EXPENSES                                        124,073        83,269

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and Wages                                    120,808       126,299
  Professional Fees                                      31,936        16,614
  Rent                                                   19,646        19,349
  Depreciation and Amortization                          27,441        20,954
  Insurance                                              15,761         8,243
  Vehicle Expenses                                       10,523         8,889
  Research & Development                                  2,701           778
  Other                                                  34,384        41,542
                                                     ----------      --------
    Total General and Administrative Expenses           263,200       242,668
                                                     ----------      --------
        Total Expenses                                  387,273       325,937
                                                     ----------      --------

INCOME FROM OPERATIONS                                  171,888        73,272

OTHER EXPENSES
  Interest Expense                                      (27,038)      (43,760)
  Licensing Costs                                            --       (11,180)
                                                     ----------      --------
    Total Other Expenses                                (27,038)      (54,940)

Income before Provision for Income Taxes                144,850        18,332

Provision for Income Taxes                              (40,159)           --
                                                     ----------      --------
  NET INCOME                                         $  104,691      $ 18,332
                                                     ==========      ========

PER SHARE DATA:

Weighted Average Shares Outstanding:                 10,684,357    10,684,357

INCOME PER COMMON SHARE - BASIC                      $     0.01      $   0.00




The accompanying Notes are an integral part of these financial statements.

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                    Six Months Ended June 30, 2000 and 1999
                                   UNAUDITED

                                                     2000             1999
                                                   ----------      ----------
SALES                                              $3,064,631      $2,109,226
COST OF SALES                                       1,667,413       1,194,818
                                                   ----------      ----------

    GROSS PROFIT                                    1,397,218         914,408

SELLING EXPENSES                                      269,912         199,189

GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and Wages                                   264,409         247,197
 Professional Fees                                     96,650          50,797
 Rent                                                  38,995          38,697
 Depreciation and Amortization                         52,922          58,729
 Insurance                                             26,466          20,354
 Vehicle Expenses                                      17,276          15,456
 Research & Development                                 4,542           2,108
 Other                                                 77,554          79,769
                                                   ----------      ----------
  Total General and Administrative Expenses           578,814         513,107
                                                   ----------      ----------
    Total Expenses                                    848,726         712,296
                                                   ----------      ----------

INCOME FROM OPERATIONS                                548,492         202,112

OTHER EXPENSES

 Interest Expense                                     (68,582)        (91,955)
 Licensing Costs                                      (10,985)        (29,808)
                                                   ----------      ----------
 Total Other Expenses                                 (79,567)       (121,763)

Income before Provision for Income Taxes              468,925          80,349

Provision for Income Taxes                           (163,761)             --
                                                   ----------      ----------
    NET INCOME                                     $  305,164      $   80,349
                                                   ==========      ==========

PER SHARE DATA:

  Weighted Average Shares Outstanding:             10,684,357      10,512,925

  INCOME PER COMMON SHARE - BASIC                  $     0.03      $     0.01




The accompanying Notes are an integral part of these financial statements.

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2000 and 1999
                                   UNAUDITED

                                                       2000             1999
                                                    ---------        ---------
OPERATING ACTIVITIES:
Net income                                          $ 305,164        $  80,349
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                        53,725           58,729
  Deferred income taxes                                86,470               --
  Bad debt provisions                                   5,227               --
Changes in operating assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                 190,731           12,249
  Inventories                                         (63,427)          30,861
  Prepaid expenses                                     (1,302)           7,383
  Other receivables                                     1,400          (21,296)
  Other assets                                        (47,253)          (2,781)
(Decrease) increase in:
  Accounts payable                                    (18,530)         130,966
  Income taxes payable                                 12,166               --
  Accrued liabilities                                 (17,299)          14,886
                                                    ---------        ---------
Net cash provided by operating activities             507,072          311,346

INVESTING ACTIVITIES:
Capital equipment acquisitions                       (103,680)              --
Patent costs                                               --          (21,000)
                                                    ---------         --------
Net cash used in investing activities                (103,680)         (21,000)

FINANCING ACTIVITIES:
Repayment of short term borrowing                    (503,646)        (163,070)
Deferred financing costs                                   --          (15,654)
Repayment of shareholder loans                        (45,000)              --
Principal payments on long-term debt                       --          (61,537)
                                                    ---------        ---------
Net cash used by financing activities                (548,646)        (240,261)

INCREASE (DECREASE) IN CASH                          (145,254)          50,085

CASH AT BEGINNING OF PERIOD                           187,830           62,726

                                                    ---------        ---------
CASH AT END OF PERIOD                               $  42,576        $ 112,811
                                                    =========        =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for Interest          $  85,340        $  92,892
  Cash paid during the period for Income Taxes      $  65,125        $       0



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

         Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended June 30, 2000 and June 30, 1999 excludes incremental shares related to stock options and warrants since their effect was anti-dilutive.

NOTE 2: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

         The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 2000, and 1999:

                                   Six Months           Three Months
                                ----------------      ----------------
                                 2000       1999       2000      1999
                                -----      -----      -----      -----
Sales                           100.0 %    100.0%     100.0%     100.0%
Cost of Sales                    54.4%      56.6%      56.5%      57.3%
                                -----------------     -----------------
   Gross Profit                  45.6%      43.4%      43.5%      42.7%
Selling, General and
 Administrative Expenses         27.7%      33.8%      30.1%      34.9%
                                -----------------     -----------------
Income from Operations           17.9%       9.6%      13.4%       7.8%
Other Expenses                   (0.4)%     (1.4)%     (0.0)%     (1.2)%
Interest  Expense                (2.2)%     (4.4)%     (2.1)%     (4.7)%
                                -----------------     -----------------
   Pre-Tax Income                15.3%       3.8%      11.3%       1.9%
Income Taxes                     (5.3)%      0.0%      (3.1)%     (0.0)%
                                -----------------     -----------------
   Net Income                    10.0%       3.8%       8.2%       1.9%

        Sales of $3,064,631 for the six months ended June 30, 2000, were $955,405, or approximately 45% more than comparable 1999 sales of $2,109,226. Most of this increase was due to approximately $1,245,000 of military winch sales, which were

$1,112,000 higher than in 1999. This increase in military winch sales was offset by a decrease of approximately $413,000 in hub sales and approximately $71,000 in non- military winch sales. The Company believes that its non-military winch sales continue to be adversely affected in large part by unfair competition in the U.S. market from a major competitor (see Part II - "Legal Proceedings"). The Company's sales in the first six months of 2000 also included approximately $335,000 of sales of special orders. The Company's total sales for the three months ended June 30, 2000 were approximately $350,000 more than in 1999 mostly due to increased military winch sales.

        The Company's gross profit margin in the six months ended June 30, 2000 increased to 45.6% of sales compared to 43.4% in the same period in 1999, reflecting an increase in profit margins on the sale of military winches. Selling costs were about the same in the first six months of 2000 compared to the same period in 1999.

         General and administrative expenses for the six months ended June 30, 2000 increased by $65,707, or about 13%, from $513,107 in 1999 to $578,814 in
2000. The most significant increase in general and administrative expenses from the first six months of 1999 related primarily to professional fees and salaries, which increased by $45,853 and $17,212, respectively, over 1999 levels. Professional fees were higher in 2000 primarily due to the legal costs of the Company's pending litigation against a competitor (see Part II - "Legal Proceedings"). Relative to sales, however, the first six months' general and administrative expenses in 2000 decreased by about 5% of sales from the comparable period in 1999.

         The Company's income from operations for the first six months of 2000 was about 170% higher than that earned in the same period in 1999 - $548,492 versus $202,112 due to higher sales, improved profit margins and expense control. Other expenses, consisting primarily of interest, were approximately 35% less than in the first six months of 1999 due to substantially reduced borrowing costs and the cessation of licensing costs in the first quarter of 2000. Net income before taxes of $468,925 for the six months ended June 30, 2000 was more than five times the $80,349 income before tax earned in the same period in 1999. The Company earned net income of $305,164 after taxes in the first half of 2000, compared to $80,349 in the same period in 1999. This represents earnings per share of $.03 for the first half of 2000 compared to earnings per share of $0.01 for the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased by $224,554 to $1,515,360 on June 30, 2000 from $1,290,806 on December 31, 1999, and the Company's current ratio increased to 2.33 at June 30, 2000, compared to 1.75 at December 31, 1999. The Company's current assets decreased by $347,753 to $2,657,044 at June 30, 2000, compared to $3,004,797 at December 31, 1999. Most of this decrease was due to reduced cash balances resulting from more efficient cash management relating to the Company's new credit facility and the reduction of trade accounts receivable by $195,958, principally on military orders. Thus, borrowings under the Company's line of credit decreased by $471,920 from the December 31, 1999 level of $1,369,845 to $897,925 at June 30, 2000. At the same time, the Company's remaining term loan balance of $31,726 and its shareholder loan of $45,000 were both repaid in the first half of 2000.

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

On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleges that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Com- pany's sales and profits. The Company is seeking considerable, yet undetermined damages, both of a compensatory and a punitive nature. Considerable discovery has been completed and is continuing. In response to the Company's legal action, Peterson Pub-lishing has filed a counterclaim for alleged defamation by the Company and the Company's Chief Executive Officer. The Company's attorney fees for this action are limited by con- tingency agreements. The Company's management is unable at this time to quantify the effects of this action and the counter-claim upon the Company's finances or its operations.

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



MILEMARKER INTERNATIONAL, INC.
       (Registrant)



    August 7, 2000                           /s/ Richard E. Aho
-------------------------                    -----------------------------------
       (Date)                                  Richard E. Aho, President and
                                                Principal Accounting Officer



    August 7, 2000                           /s/ Leslie J. Aho
-------------------------                    -----------------------------------
       (Date)                                Leslie J. Aho, Secretary/Treasurer