Form 10QSB
period 2000-09-30
MILEMARKER INTERNATIONAL INC
filed 2000-11-13
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                                 Commission file
       September 30, 2000                                       Number 0-26150


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

Yes [X]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         On September 30, 2000, the Registrant had outstanding 10,634,357 shares of common stock, $.001 par value.

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

                         MILEMARKER INTERNATIONAL, INC.

                                      INDEX

                                                                                                PAGE NO.
PART  I     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet, September 30, 2000 and
            December 31, 1999  .......................................................             4

            Consolidated Statements of Operations,  Three months ended
            September 30, 2000 and September 30, 1999   ..............................             5

            Consolidated Statements of Operations,  Nine months ended
            September 30, 2000 and September 30, 1999   ..............................             6

            Consolidated Statements of Cash Flows, Nine months ended
            September 30, 2000 and September 30, 1999  ...............................             7

            Notes to Consolidated Financial Statements ...............................             8

Item  2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................          9-10

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings ........................................................            11

Item 2.     Changes in Securities ....................................................            11

Item 3.     Defaults Upon Senior Securities ..........................................            11

Item 4.     Submission of Matters to a Vote of Security Holders ......................            11

Item 5.     Other Information ........................................................            11

Item 6.     Exhibits and Reports on Form 8-K ..........................................           11

SIGNATURES ............................................................................           12

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

ASSETS                                                                    SEPTEMBER 30         DECEMBER 31
                                                                             2000                 1999
                                                                          --------------------------------
CURRENT ASSETS
  Cash                                                                     $   16,367          $  187,830
  Accounts Receivable, net of allowance for doubtful
    accounts of $18,000 and $14,000, respectively                           1,157,431             943,510
  Inventory                                                                 2,301,470           1,749,865
  Other Receivables                                                            11,893              13,293
  Deferred Tax Asset                                                           24,140              94,010
  Prepaid Expenses                                                             23,806              16,289
                                                                          --------------------------------
      Total Current Assets                                                  3,535,107           3,004,797

PROPERTY AND EQUIPMENT, NET                                                   226,686             131,596

OTHER ASSETS                                                                  165,833             161,813

                                                                          --------------------------------
      TOTAL ASSETS                                                         $3,927,626          $3,298,206
                                                                          ================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                                           $1,552,447          $1,369,845
  Current Maturities of Notes Payable                                              --              31,726
  Note Payable - Shareholder                                                       --              45,000
  Accounts Payable                                                            353,670             216,076
  Income Taxes Payable                                                         82,558                  --
  Accrued Liabilities                                                          35,096              51,344
                                                                          --------------------------------
      Total Current Liabilities                                             2,023,771           1,713,991

DEFERRED TAX CREDIT                                                            32,610              16,010

                                                                          --------------------------------
      TOTAL LIABILITIES                                                     2,056,381           1,730,001
                                                                          --------------------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,634,357 and 10,684,357 shares issued
   and outstanding in 2000 and 1999, respectively                              10,634              10,684
Paid-in Capital                                                             1,521,215           1,546,165
Retained Earnings                                                             339,396              11,356
                                                                          --------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                            1,871,245           1,568,205

                                                                          --------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                   $3,927,626          $3,298,206
                                                                          ================================

   The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

                                                                               2000                 1999
                                                                           --------------------------------
SALES                                                                      $ 1,275,855          $ 1,373,038
COST OF SALES                                                                  748,036              725,658
                                                                           --------------------------------

              GROSS PROFIT                                                     527,819              647,380

SELLING EXPENSES                                                               116,462              132,259

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                                          121,162              133,467
   Professional Fees                                                            37,390               28,756
   Rent                                                                         27,019               19,349
   Depreciation and Amortization                                                27,709               20,515
   Insurance                                                                    13,999               11,370
   Vehicle Expenses                                                              7,743               12,027
   Research & Development                                                        2,910                1,853
   Other                                                                        38,025               33,119
                                                                           --------------------------------
      Total General and Administrative Expenses                                275,957              260,456
                                                                           --------------------------------
              Total Expenses                                                   392,419              392,715
                                                                           --------------------------------

INCOME FROM OPERATIONS                                                         135,400              254,665

OTHER EXPENSES
    Interest Expense                                                           (30,131)             (47,260)
    Licensing Costs                                                                  0              (15,411)
                                                                           --------------------------------
         Total Other Expenses                                                  (30,131)             (62,671)

Income before Provision for Income Taxes                                       105,269              191,994

Provision for Income Taxes                                                     (82,393)                  --
                                                                           --------------------------------
      NET INCOME                                                           $    22,876          $   191,994
                                                                           ================================
PER SHARE DATA:

   Weighted Average Shares Outstanding:                                     10,634,357           10,684,357

  INCOME PER COMMON SHARE - BASIC                                          $      0.00          $      0.02

   The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

                                                                               2000                1999
                                                                           --------------------------------
SALES                                                                      $ 4,340,486          $ 3,482,264
COST OF SALES                                                                2,415,450            1,920,476
                                                                           --------------------------------
              GROSS PROFIT                                                   1,925,036            1,561,788

SELLING EXPENSES                                                               386,374              331,448

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                                          385,571              380,664
   Professional Fees                                                           134,040               79,553
   Rent                                                                         66,014               58,046
   Depreciation and Amortization                                                80,632               79,244
   Insurance                                                                    40,465               31,724
   Vehicle Expenses                                                             25,019               27,483
   Research & Development                                                        7,453                3,961
   Other                                                                       115,577              112,887
                                                                           --------------------------------
      Total General and Administrative Expenses                                854,771              773,562
                                                                           --------------------------------
              Total Expenses                                                 1,241,145            1,105,010
                                                                           --------------------------------

INCOME FROM OPERATIONS                                                         683,891              456,778

OTHER EXPENSES
    Interest Expense                                                           (98,713)            (139,215)
    Licensing Costs                                                            (10,985)             (45,219)
                                                                           --------------------------------
         Total Other Expenses                                                 (109,698)            (184,434)

Income before Provision for Income Taxes                                       574,193              272,344

Provision for Income Taxes                                                    (246,153)                  --
                                                                           --------------------------------
      NET INCOME                                                           $   328,040          $   272,344
                                                                           ================================
PER SHARE DATA:

   Weighted Average Shares Outstanding:                                     10,669,357           10,564,357

  INCOME PER COMMON SHARE - BASIC                                          $      0.03          $      0.03

   The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

                                                                              2000                1999
                                                                           ------------------------------
OPERATING ACTIVITIES:
Net income                                                                 $  328,040          $  272,344
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                                84,151              79,244
  Deferred income taxes                                                        86,470                  --
  Bad debt provisions                                                          13,227                  --
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                      (227,148)           (168,809)
    Inventories                                                              (551,605)             40,727
    Prepaid expenses                                                           (7,517)             10,446
    Other receivables                                                           1,400             (13,293)
    Other assets                                                              (34,434)             (3,887)
(Decrease) increase in:
    Accounts payable                                                          137,594             (83,031)
    Income taxes payable                                                       82,558                  --
    Accrued liabilities                                                       (16,247)             14,552
                                                                           ------------------------------
Net cash provided by operating activities                                    (103,511)            148,293

INVESTING ACTIVITIES:
Capital equipment acquisitions                                               (148,828)                 --
Patent costs                                                                       --             (34,500)
                                                                           ------------------------------
Net cash used in investing activities                                        (148,828)            (34,500)

FINANCING ACTIVITIES:
Repayment of short term borrowing                                             150,876              12,910
Deferred financing costs                                                           --             (15,654)
Purchase and retirement of treasury shares                                    (25,000)                 --
Repayment of shareholder loans                                                (45,000)                 --
Principal payments on long-term debt                                               --            (110,492)
                                                                           ------------------------------
Net cash used by financing activities                                          80,876            (113,236)

INCREASE (DECREASE) IN CASH                                                  (171,463)                557

CASH AT BEGINNING OF PERIOD                                                   187,830              62,726
                                                                           ------------------------------
CASH AT END OF PERIOD                                                      $   16,367          $   63,283
                                                                           ==============================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for Interest                               $  115,471          $  139,054
    Cash paid during the period for Income Taxes                           $   77,125          $        0

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

         Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended September 30, 2000 and September 30, 1999 excludes incremental shares related to stock options and warrants since their effect was anti-dilutive.

NOTE 2: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

         The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 2000, and 1999:

                                                   Nine Months                      Three Months
                                             -----------------------           -----------------------
                                              2000             1999             2000             1999
                                             ------           ------           ------           ------
Sales                                        100.0%           100.0%           100.0%           100.0%
Cost of Sales                                 55.6%            55.1%            58.6%            52.9%
   Gross Profit                               44.4%            44.9%            41.4%            47.1%
Selling, General and
 Administrative Expenses                      28.6%            31.8%            30.8%            28.6%
Income from Operations                        15.8%            13.1%            10.6%            18.5%
Other Expenses                                (0.3)%           (1.3)%           (0.0)%           (1.1)%
Interest  Expense                             (2.3)%           (4.0)%           (2.4)%           (3.4)%
   Pre-Tax Income                             13.2%             7.8%             8.2%            14.0%
Income Taxes                                  (5.6)%            0.0%            (6.4)%           (0.0)%
   Net Income                                  7.6%             7.8%             1.8%            14.0%

         Sales of $4,340,486 for the nine months ended September 30, 2000, were $858,220, or approximately 25% more than comparable 1999 sales of $3,482,264. Most of this increase was due to approximately $873,491 in higher military winch sales in the first nine months of 2000. The Company's total sales in the first nine months of 2000 also included approximately $598,042 of special order sales, which were $210,522 greater than sales of special orders during 1999. Sales of hubs and conversions were $224,129 less than during the same period during 1999. The Company's total sales for the three months ended September 30, 2000 were approximately $97,000 less than in the same quarter in 1999 due to the timing of military winch sales in 2000 compared to the same period in 1999.

         The Company's gross profit margin in the nine months ended September 30, 2000 decreased to 44.4% of sales compared to 44.9% in the same period in 1999 due to a decrease in the gross profit margin to 41.4% during the three months ending September 30, 2000. This reduction in the September 2000 quarter is due to the change in the Company's product mix during this quarter from higher-margin military sales to lower- margin special order sales. Selling costs in the first nine months of 2000 were $54,926 more than the same period in 1999 chiefly due to sales commissions on military sales.

         General and administrative expenses for the nine months ended September 30, 2000 increased by $81,209, or about 10%, from $773,562 in 1999 to $854,771 in 2000. The most significant increase in general and administrative expenses from the first nine months of 1999 related primarily to professional fees, which increased by $54,487 over 1999 levels. Professional fees were higher in 2000 primarily due to the legal costs of the Company's pending litigation against a competitor (see Part II - "Legal Proceedings"). Other expense increases over 1999 levels occurred in salaries, rent and insurance expenses. Relative to sales, however, the first nine months' general and administrative expenses in 2000, excluding selling costs, decreased to approximately 19.7% of sales from approximately 22.2% of sales for the comparable nine month period in 1999.

         The Company's income from operations for the first nine months of 2000 was about 50% higher than that earned in the same period in 1999 - $683,892 versus $456,776 due primarily to higher sales. Other expenses, consisting primarily of interest, were about 40% less than in the first nine months of 1999 due to substantially reduced borrowing costs and the cessation of licensing costs in the first quarter of 2000. Net income before taxes of $574,193 for the nine months ended September 30, 2000 was more than double the $272,344 income before tax earned in the same period in 1999. In the first nine months of 2000, the Company earned net income of $328,040 after taxes compared to $272,344 in the same nine month period in 1999. This represents earnings per share of $.03 for the first nine months of 2000 compared to $0.03 per share for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased by $220,530 to $1,511,336 on September 30, 2000 from $1,290,806 on December 31, 1999, and the Company's current ratio was 1.75 at September 30, 2000, the same as at December 31, 1999. The Company's current assets increased by $530,310 to $3,535,107 at September 30, 2000, compared to $3,004,797 at December 31, 1999. Most of this change was due to a $551,605 increase in inventory levels in anticipation of fourth quarter sales. Also, higher accounts receivable levels on September 30, 2000 were offset by lower cash balances resulting from more efficient cash management relating to the Company's new credit facility. The increase in inventory levels at September 30, 2000 was funded mostly by a $182,602 increase in borrowings under the Company's line of credit from the December 31, 1999 level of $1,369,845 to $1,552,447 and a $137,594 increase in the level of the Company's accounts payable.

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

On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleges that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Company's sales and profits. The Company is seeking considerable, yet undetermined damages, both of a compensatory and a punitive nature. Considerable discovery has been completed and is continuing. In response to the Company's legal action, Peterson Publishing has filed a counterclaim for alleged defamation by the Company and the Company's Chief Executive Officer. The Company's attorney fees for this action are limited by contingency agreements. The Company's management is unable at this time to quantify the effects of this action and the counter-claim upon the Company's finances or its operations.

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


MILEMARKER INTERNATIONAL, INC.
------------------------------
       (Registrant)



       11/11/00                                 /s/ Richard E. Aho
------------------------              -----------------------------------------
        (Date)                             Richard E. Aho, President and
                                           Principal Accounting Officer



       11/11/00                                 /s/ Leslie Aho
------------------------              -----------------------------------------
        (Date)                            Leslie J. Aho, Secretary/Treasurer