Form 10KSB
period 2000-12-31
MILEMARKER INTERNATIONAL INC
filed 2001-03-28
CIK 930121

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] Transaction Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)

    For the transition period from ______  to  _______

    Commission file   Number 0-26150

                         MILE MARKER INTERNATIONAL, INC.
      ---------------------------------------------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

            FLORIDA                                       11-2128469
---------------------------------                 ---------------------------
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

[  ]

State Registrant's revenues for its most recent fiscal year: $5,574,986

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 1, 2001: $1,568,237.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of February 1, 2001, was 10,634,357 shares.

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

                         MILE MARKER INTERNATIONAL, INC.
                              REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



                                                                                Page
                                                                                ----
                                     PART I

Item 1.       Description of the Business .....................................   4
Item 2.       Description of Property .........................................   7
Item 3.       Legal Proceedings  ..............................................   7
Item 4.       Submission of Matters to Vote of Security Holders  ..............   7

                                     PART II

Item 5.       Market for Common Equity and Related Shareholder Matters ........   8
Item 6.       Management's Discussion and Analysis  ...........................   9
Item 7.       Financial Statements ............................................  12
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ...................................  12


                                    PART III

Item 9.       Directors and Executive Officers  ...............................  12
Item 10.      Executive Compensation  .........................................  13
Item 11.      Security Ownership of Certain Beneficial Owners and Management...  14
Item 12.      Certain Relationships and Related Party Transactions  ...........  15


                                     PART IV

Item 13.      Exhibits, Lists and Reports on Form 8-K .........................  15
Signatures    .................................................................  17



ITEM 1. DESCRIPTION OF THE BUSINESS

FORM, ORGANIZATION AND CHANGES

Mile Marker International, Inc. (the "Company"), was organized as a New York corporation on August 15, 1960, under the name Nylo-Thane Plastics, Inc. On January 19, 1982, the Company's name was changed to Olan Laboratories International, Inc., and on December 28, 1993, the Company's name was changed to Mile Marker International, Inc. From January 9, 1982 to December 28, 1993, the Company conducted business operations through a wholly-owned subsidiary, Olan Laboratories, Inc.

On December 12, 1993, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Reorganization Agreement") with Mile Marker, Inc., a Florida corporation ("Mile Marker"). Pursuant to the Reorganization Agreement, which was completed and closed on December 28, 1993, (i) the Company's common stock was reverse split on a one share for ten shares basis;
(ii) Olan Laboratories International, Inc. changed its name to Mile Marker International, Inc.; and (iii) 7,000,000 post-reverse-split shares of the Company's common stock were exchanged for all of the outstanding common shares of Mile Marker common stock, so that the shareholders of Mile Marker became the controlling shareholders of the Company, and Mile Marker became a wholly-owned subsidiary of the Company. Concurrently with the closing of the Reorganization Agreement, the Company sold its Olan Laboratories Inc. subsidiary to the Company's former president in payment of $15,000.

Pursuant to an Agreement and Plan of Merger dated November 8, 2000, and effective on December 4, 2000, all of the outstanding capital stock of Mile Marker International, Inc., a New York corporation, was acquired by Mile Marker International, Inc., a Florida corporation. In connection with the terms of the Agreement, the Company re-domiciled its home state from New York to Florida. The historical financial statements prior to the effective date are those of Mile Marker International, a New York corporation.

The Company, through its Mile Marker subsidiary, is a manufacturer and distributor of specialized automobile parts for the 4-wheel drive utility/recreational/military vehicle markets. Mile Marker and a predecessor company have been in business for over 19 years under the management of Mile Marker's founder, Chairman and Chief Executive Officer Richard E. Aho. The Company is one of three nationally recognized suppliers of wheel locking hubs. Mile Marker's unique patented line of hydraulic winches use a vehicle's power steering pump as its source of energy. Mile Marker also markets its patented four-wheel Selectric Drive coupling device.

PRINCIPAL PRODUCTS

HUBS

Mile Marker is a manufacturer, assembler and distributor of specialized auto parts for the four-wheel drive recreational vehicle market. Hub products have been marketed under the "Mile Marker" trade name since 1980. Mile Marker's hub products include a patented locking wheel hub for four-wheel drive vehicles which locks a four-wheel drive vehicle's front axles to insure four-wheel drive, as well as conversion kits and accessories. In addition to its own patented hubs, Mile Marker has bought the well known line of Selectro@ wheel hubs for trucks. Mile Marker's hubs are manufactured by its subcontractors in Taiwan and assembled as necessary in Pompano Beach, Florida. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. Mile Marker's product lines are available through an extensive wholesaler supply network in North America and worldwide that includes warehouse distributors, jobbers, retail stores and mail-order catalogues.

HYDRAULIC WINCHES

In 1994, Mile Marker introduced a new patented line of vehicle mounted hydraulic winch kits which utilize the vehicle's power steering pump as their energy source. This unique hydraulic winch was designed for the recreational/utility vehicle two and four wheel drive market, but has also found strong acceptance from commercial utilities and the United States military. A two-speed version of this hydraulic winch was manufactured for sale in 1997. Mile Marker's hydraulic winch kits are very competitively priced against electric winches and have proven performance capabilities not found in electric winches, such as multiple safety features, durability, and continuous, reliable and silent operation.

SELECTRIC DRIVES

Mile Marker's newest product line is a patented Selectric Drive Fluid Coupling with only four moving parts. A four-wheel vehicle's drive requires some slippage to be engineered into the drive train to cope with adverse mechanical forces so that excessive wear and vibration will not cause dangerous handling problems and excessive fuel consumption. Generally, this slippage factor is met through complicated and expensive viscous couplers installed in a special transfer case. These couplers are similar in design and extremely difficult to service. Most couplers have up to 100 moving parts and use a series of friction plates in liquid to transfer power to the front wheels. The Company's management believes that Mile Marker's Selectric Drive represents a major breakthrough in power transfer design.

MANUFACTURING

Neither the Company nor its Mile Marker subsidiary manufactures its own products. Product components are sourced on a price and quality basis in the United States and in Asia. Each component is manufactured pursuant to a separate purchase order on negotiated terms, which may vary with each purchase order based on general market conditions, availability of manufacturing capacity and the Company's time requirements. The Company is not dependent upon any manufacturer and would not be adversely affected if it were unable to continue business with any of its existing manufacturers.

CUSTOMERS

During 2000 and 1999, sales to the Company's top five customers amounted to approximately 57% and 50% of total sales, respectively.

On January 25, 2001, the Company received notice from the United States Army Tank-Automotive and Armaments Command of the U.S. Department of the Army that its wholly-owned subsidiary, MileMarker, Inc. had been awarded a fixed price contract in the amount of $3,568,968 for the delivery of 1404 hydraulic winch/bumper assemblies during 2001. This contract also contains an option for the delivery of an additional 1404 hydraulic winch/bumper assemblies aggregating $3,568,968. In its prior contracts with the Company, the Army usually has exercised its options for additional hydraulic winch/bumper assemblies. A total military order of $7,137,936 would represents 128% of the Company's 2000 sales volume and a substantial proportion of the Company's anticipated total 2001 sales volume.

COMPETITION

The Company's primary competitors in the hub and winch markets are Warn Industries, Milwaukee, Oregon; Ramsey, Inc., Tulsa Oklahoma; and Superwinch, Inc., Putnam, Connecticut.

Mile Marker's two major hub competitors are Warn and AVM in Brazil, whose hubs are distributed in the U.S. by Superwinch. Warn is the Company's largest direct competitor, with several proprietary products competing against the Company's products, plus a long history of both OEM and aftermarket sales. Warn's market emphasis seems to be on the recreational automotive aftermarket and automotive OEM parts sales.

Mile Marker's major winch competitors are Warn, Ramsey and Superwinch - none of which currently has a hydraulic winch similar to the MileMarker winch which is designed around a power steering pump. Ramsey is the Company's second largest competitor in the winch market. Ramsey's market emphasis seems to be on industrial applications. Superwinch, Inc. is considered by the Company to be an indirect competitor that concentrates on mass markets and markets smaller, low-cost winches.

MANAGEMENT AND PERSONNEL

The Company's Mile Marker subsidiary employees include the President/Chief Executive Officer, the Secretary/Treasurer and two Vice Presidents. Mile Marker has thirteen employees, all of whom are employed at the Company's Pompano Beach, Florida, office.

No employees belong to any union. The Company also uses various independent sales representatives, temporary employees, and independent contractors to supplement its salaried and hourly employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 12,900 square feet of warehouse space and administrative offices in Pompano Beach, Florida, under long-term leases through June 2008 at a current monthly rent of $8,511, and rents approximately 400 square feet of warehouse space in Kalama, Washington on a month-to-month basis from a relative of the Company's Chairman at a monthly cost of $495. See "Certain Relationships and Related Party Transactions." MileMarker owns no manufacturing facilities.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company's operations or finances.

On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleged that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Company's sales and profits. In response to the Company's legal action, Peterson Publishing filed a counter-claim for alleged defamation by the Company and the Company's Chief Executive Officer. In December of 2000, the trial judge entered a summary judgment against the Company on its defamation claim against Peterson, which the Company is appealing. The Company dismissed its claims and exchanged releases with Warn Industries. The counter-claim against the Company also has been dismissed. During 2000, this litigation has resulted in professional costs to the Company of about $114,000. However, the Company's management is unable at this time to quantify the final effects of this legal action upon the Company's finances or its operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On October 10, 2000, proxies were solicited from all shareholders of the Company for approval of the Company's three directors, the engagement of an independent public accounting firm and for the re-domicile of the Company as a Florida corporation at an Annual Meeting of Shareholders of the Company on November 8, 2000. All actions were duly approved by the shareholders of the Company on that date.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMKR. There is no active trading market for the Company's common stock.

The Pennsylvania Merchant Group LTD., the Company's principal market maker, has advised the Company that the following bid quotations have been reported for the period beginning January 1, 1999 and ending December 31, 2000:

                                                             Bid Prices
                                                      ----------------------
                                                       High             Low
                                                      -----             ----
Quarter Ended March 31, 1999                           .063             .125
Quarter Ended June 30, 1999                           1.125             .125
Quarter Ended September 30, 1999                       .563             .281
Quarter Ended December 31, 1999                        .438             .125
Quarter Ended March 31, 2000                           .375             .063
Quarter Ended June 30, 2000                            .280             .218
Quarter Ended September 30, 2000                       .312             .250
Quarter Ended December 31, 2000                        .438             .187

Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company understands that nine member firms of the NASD are currently acting as market makers for the Company's common stock. However, there are no meaningful trading transactions currently for the Company's common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire the Company's common stock through the exercise of warrants or options.

As of December 31, 2000, the Company estimated that there were about 600 holders of record of the Company's common stock. Certain of the shares of the Company's common stock and warrants are held in "street name" and may, therefore, be held by several beneficial owners.

As of December 31, 2000, there were 10,634,357 shares of the Company's common stock issued and outstanding. Of those shares, 6,979,349 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not "affiliates" of the Company (as that term is defined in Securities and Exchange Commission Rule 144) may be sold without limitation under Rule 144(k). Shares held by affiliates, and restricted shares held for more than one, but less than two years, may be sold pursuant and subject to the limitations of Rule 144. Based on the information available to it, the Company believes that on February 1, 2001, 850,000 restricted shares could be sold without limitation, and 5,616,000 shares held by affiliates (whether or not restricted) could be sold subject to Rule 144.

On April 25, 1997, the Company issued an option exercisable through March 31, 2000, to a key employee of the Company for the purchase of 100,000 shares of common stock at an exercise price of $.50 per share. During 2000 and 1999, no options were exercised, and the stock option expired on March 31, 2000.

On December 31, 1997, at the request of its lender, the Company issued 50,000 shares of common stock to its President/Chairman in consideration for the conversion of $25,000 of his shareholder loan to the Company (approximately $.50 per share). On July 3, 2000, the Company repurchased these 50,000 shares of common stock for total consideration of $25,000 and retired the repurchased shares.

On October 29, 1999, the Company issued an option exercisable through October 31, 2002, to a key consultant of the Company for the purchase of 150,000 shares of common stock at an exercise price of $.60 per share. During 2000 and 1999, no options were exercised.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement. The information which follows includes results of the fiscal years ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the calendar years indicated:


                                                  2000 Amount    %            1999 Amount      %
                                                  -------------------         ---------------------
Sales                                             $5,574,986    100.0         $4,926,568      100.0
Cost of Sales                                      3,251,247     58.3          2,746,415       55.7
                                                  ----------                  ----------
   Gross Profit                                    2,323,739     41.7          2,180,153       44.3
Selling, General and
 Administrative Expenses                           1,766,435     31.7          1,540,248       31.3
                                                  ----------                  ----------
Income from Operations                               557,304     10.0            639,905       13.0
Other Expenses                                       (10,985)    (0.2)           (59,769)      (1.2)
Interest Expense                                    (139,197)    (2.5)          (191,590)      (3.9)
                                                  ----------                  ----------
Income Before Income Taxes                           407,122      7.3            388,546        7.9
Income (Taxes) Benefit                              (146,149)     2.6             78,000        1.6
                                                  ----------                  ----------
    Net Income                                    $  260,973      4.7         $  466,546        9.5
                                                  ==========                  ==========


The Company's total sales increased by $648,418, or approximately 13%, from $4,926,568 in 1999 to $5,574,986 in 2000, with most of this increase attributable to higher special order sales and military winch sales. Special order sales increased from about $470,000 in 1999 to about $937,000 in 2000. Military winch sales increased from about $1,200,000 in 1999 to about $1,500,000 in 2000 due to the fulfillment of U.S. military winch orders received in 1999. Sales of hubs, conversion kits and other products declined slightly from 1999 levels but were more than offset by higher domestic winch sales. The Company's gross margins on its sales decreased from about 44% in 1999 to about 42% in 2000, primarily due to a shift in the Company's 2000 product mix to lower margin special order products.

Selling, general and administrative expenses of the Company increased by approximately $226,000 in 2000 compared to 1999. Most of this increase was due to $114,000 in professional fees directly related to the Company's litigation against a competitor (see Part I, Item 3 - "Legal Proceedings"). Other areas of major increase in expense were research and development, rent and insurance, which accounted for approximately $19,000, $17,000 and $15,000, respectively. Selling costs increased in 2000 by about $68,000 over 1999 due to more advertising, primarily to generate domestic winch sales.

Relative to sales, the Company's selling, general and administrative costs remained at about 31% of sales during both 2000 and 1999. As the result of an approximately 2% decrease in profit margins in 2000, the Company's 2000 income from operations of $557,304 was approximately $83,000 less than the $639,905 income from operations in 1999. Other expenses in 2000 of $150,182 were approximately $100,000 less than the $251,359 in 1999, reflecting the cessation of licensing fees in February of 2000 as well as substantially reduced borrowing costs during 2000.

The Company's 2000 net income before taxes of $407,122 was approximately $18,000 or about 5%, greater than the $388,546 income before tax earned in 1999. However, the Company's net income after taxes in 2000 was $260,973, or about half of the $466,546 net income after taxes earned in 1999. The Company recorded a tax benefit of $78,000 in 1999 principally due to its net operating loss carry-forwards. In 2000, the Company incurred a tax expense of $146,149 after fully utilizing all of its remaining net operating loss carry-forwards. Consequently, in 2000, net income per common share - basic was $.02 compared to $.04 per share in 1999 based on 10,661,280 average number of shares outstanding in 2000 versus 10,684,357 average number of shares outstanding in 1999.

In 2000 and 1999, incremental shares related to stock options and warrants were anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

On March 7, 2000, the Company replaced its $1,750,000 asset-based credit facility with a new working capital line of credit of $1,750,000 from another lender at an interest rate of 3.0% above the 30-Day Dealer Commercial Paper Rate. This new facility is secured by substantially all of the Company's assets. The current credit agreement contains certain affirmative, negative and financial covenants which, among others, specify net worth and net cash flow requirements and the maintenance of debt to tangible net worth coverage ratios. As of December 31, 2000 and 1999, the Company was in compliance with its lenders' covenants

On January 31, 2001, the Company's lender increased the maximum amount of the Company's working capital line of credit to $2,500,000, extended its maturity date to February 28, 2002 and decreased the interest rate on borrowings to 2.75% above the 30-Day Dealer Commercial Paper Rate.

At December 31, 2000, the Company had working capital of $1,413,624 compared to $1,290,806 at December 31, 1999. The Company's current ratio decreased to 1.62 on December 31, 1999 from 1.75 on December 31, 1999. During 2000, the Company's total liabilities increased by nearly $600,000 primarily as a result of increased short term borrowings and increased payables. Accounts and taxes payable increased by $346,836 while short term borrowings increased by a net $247,314. Short term borrowings under the Company's line of credit increased from $1,369,885 on December 31, 1999 to $1,693,885 on December 31, 2000 in
anticipation of higher 2001 sales. Inventory balances increased in 2000 by $500,096 over December 31, 1999 levels, and accounts receivable increased by $400,812, reflecting both the seasonal increases in working capital as well as anticipated 2001 sales. At the same time, cash balances decreased by $160,639 from December 31, 1999 levels due to much more efficient cash management of bank balances under the Company's current credit facility.

The Company had no material capital expenditure commitments at December 31, 2000.

ITEM 7. FINANCIAL STATEMENTS

The following is an index to the Financial Statements of the Company being filed herewith commencing at page F-1:

        Report of Independent Certified Public Accountants ............. F-1
        Consolidated Balance Sheets - December 31, 2000
            and December 31, 1999 ...................................... F-2
        Consolidated Statements of Operations - Years Ended
           December 31, 2000 and 1999 .................................. F-3
        Consolidated Statements of Shareholders' Equity - Years
           Ended December 31, 2000 and 1999  ........................... F-4
        Consolidated Statements of Cash Flows - Years Ended
           December 31, 2000 and 1999  ................................. F-5
        Notes to Consolidated Financial Statements  .................... F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               NONE

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2000, the Executive Officers and Directors of the Company were as follows:

          Name                      Age                   Position
          ----                      ---                   --------

    Richard E. Aho                  56                Chairman, President,
                                                        Chief Executive Officer,
                                                        Director

     Leslie J. Aho                  44                Vice President, Treasurer,
                                                        Secretary, Director

     George Shelley                 70                Director

RICHARD E. AHO formed Mile Marker, Inc. in 1984 to produce and market a series of new products in the automotive market. In 1980, Mr. Aho founded 4X4 Savings, Inc., a predecessor of Mile Marker, Inc., to sell a cost-saving product which was designed for the 4-wheel drive segment of the automotive industry. From 1972 to 1980, he was the owner and operator of the Tire Place, Inc., Rainier, Oregon, an active retailer of specialty tires and accessories. Mr. Aho became Chairman and Chief Executive Officer of the Company on December 28, 1993. Mr. Aho's expertise is in engineering research, new product design and development and contract manufacturing negotiations. He has received numerous U.S. and foreign patents on Mile Marker products.

LESLIE J. AHO has supervised the operations of Mile Marker, Inc. since its inception and became Vice President, Secretary, Treasurer and a Director of the Company on December 28, 1993. She is the executive officer responsible for the Company's production planning, assembly, warehousing, shipping and human resources management. Ms. Aho is the wife of Richard Aho.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 1996 and 1997, the Company believes that Richard Aho did not file Form 4 for the Company's 2000 fiscal year on a timely basis. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

The following table and notes present for the three years ended December 31, 2000, all compensation paid by the Company to Richard E. Aho, its President and Chief Executive Officer, who is the only executive officer whose total compensation exceeded $100,000 in any of the years ended December 31:

                           SUMMARY COMPENSATION TABLE

                                                                    Annual
                                       Fiscal                    Compensation
Name and Position                       Year                        Salary
-----------------                      ------                    ------------

Richard  E. Aho, President              2000                      $  146,361
Chief Executive Officer                 1999                      $  143,000
                                        1998                      $   74,250

Mr. Aho has received no compensation from the Company other than his salary in each of these years noted above. No director receives any additional compensation for his or her services as a director. The Company has no option, profit sharing or pension plan currently in effect, nor any termination of employment or change-in-control arrangement with any employee.

The Company does not have a compensation committee. Compensation is determined by the Board of Directors acting as a whole on the basis of the value of an employee or a contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration.

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

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group", as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 2000, the Company had issued and outstanding 10,634,357 shares of common stock.

Name and Address                     Number of Shares            Percentage of
of Common Stock                      of Common Stock              Common Stock
Beneficial Owner                    Beneficially Owned              Ownership
----------------                    ------------------           -------------

Richard E. Aho  (1)                     2,525,000                     23.74%
1350 S.W. 13th Court
Pompano Beach,  FL  33069

Leslie J. Aho   (1) (2)                 2,525,000                     23.74%
1350 S.W. 13th Court
Pompano Beach,  FL  33069

George Shelley (3)
1412 S.W. 12th Court
Pompano Beach,  FL 33069                  566,000                      5.32%

David Allsop
Four Falls Corporate Center
West Conshohocken, PA                     535,000                      5.03%

All Executive Officers and
Directors as a group (3 persons)        5,616,000                     52.81%

       (1) Officer and Director
       (2) Leslie J. Aho is the wife of Richard E. Aho
       (3) Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During 1995, a related party advanced funds to the Company evidenced by a promissory note in the amount of $45,000 bearing interest at the rate of 12% per annum. This note was repaid in full in March of 2000.

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

(b) FORM 8-K

The Company filed no reports on SEC Form 8-K for the quarter ended December 31, 2000.

SEC Form 8-K was filed on February 6, 2001 by the Company announcing receipt of an additional military order on January 25, 2001 for 1404 of the Company's hydraulic winch/bumper assemblies valued at $3,568,968.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILEMARKER INTERNATIONAL, INC.



Dated:  March 23, 2001                  By: /s/ Richard E. Aho
                                            ------------------------------------
                                            Richard E. Aho, Chairman, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


          Signatures                        Titles                                    Dates
          ----------                        ------                                    -----
/s/ Richard E. Aho                   President, Chairman,
---------------------------------    Chief Executive Officer,                       March 23, 2001
    Richard E. Aho                   Chief Accounting Officer
                                     and Director
/s/ Leslie J. Aho
---------------------------------    Vice President, Secretary,                     March 23, 2001
    Leslie J. Aho                    Treasurer and Director


/s/ George Shelley
---------------------------------    Director                                       March 23, 2001
     George Shelley


                                                  SPEAR, SAFER, HARMON & CO.
                                                   PROFESSIONAL ASSOCIATION
                                                 CERTIFIED PUBLIC ACCOUNTANTS

                                               8350 N.W. 52nd Terrace, Suite 301
                                                    Miami, Florida 33166
                                                       1-800-776-1099
                                                     Tel: (305) 591-8850
                                                     Fax: (305) 593-9883



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
MileMarker International, Inc.
Ft. Lauderdale, Florida


We have audited the accompanying consolidated balance sheets of MileMarker International, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MileMarker International, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

Spear, Safer, Harmon & Co.

Miami, Florida
March 16, 2001

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                              December 31,     December 31,
                                                                 2000              1999
                                                              ------------     ------------
ASSETS

CURRENT ASSETS
  Cash                                                        $   27,191        $  187,830
  Accounts Receivable, net of allowance for doubtful
    accounts of $25,000 and $14,000, respectively              1,344,322           943,510
  Inventory                                                    2,249,961         1,749,865
  Other Receivables                                               11,893            13,293
  Deferred Tax Asset                                              63,993            94,010
  Prepaid Expenses                                                13,818            16,289
                                                              ----------        ----------
      Total Current Assets                                     3,711,178         3,004,797

PROPERTY AND EQUIPMENT, NET                                      258,987           131,596

OTHER ASSETS                                                     142,710           161,813
                                                              ----------        ----------
        TOTAL ASSETS                                           4,112,875         3,298,206
                                                              ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                               1,693,885         1,369,845
  Term Loan - Current                                                 --            31,726
  Note Payable - Shareholder                                          --            45,000
  Accounts Payable                                               533,038           216,076
  Income Taxes Payable                                            29,874                --
  Accrued Liabilities                                             40,757            51,344
                                                              ----------        ----------
      TOTAL CURRENT LIABILITIES                                2,297,554         1,713,991

DEFERRED TAX CREDIT                                               11,143            16,010
                                                              ----------        ----------
      TOTAL LIABILITIES                                        2,308,697         1,730,001
                                                              ----------        ----------

SHAREHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,634,357 and 10,684,357 shares issued
   and outstanding in 2000 and 1999, respectively                 10,634            10,684
Paid-in Capital                                                1,521,215         1,546,165
Retained Earnings                                                272,329            11,356
                                                              ----------        ----------
      TOTAL SHAREHOLDERS' EQUITY                               1,804,178         1,568,205
                                                              ----------        ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $4,112,875        $3,298,206
                                                              ==========        ==========




The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                           2000                  1999
                                                       ------------         ------------
SALES                                                  $  5,574,986         $  4,926,568
COST OF SALES                                             3,251,247            2,746,415
                                                       ------------         ------------

              GROSS PROFIT                                2,323,739            2,180,153
                                                       ------------         ------------

SELLING EXPENSES                                            551,266              482,783
                                                       ------------         ------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                       512,364              515,633
   Professional Fees                                        236,764              130,761
   Rent                                                      94,083               77,394
   Depreciation and Amortization                            106,084               98,278
   Insurance                                                 53,496               38,638
   Vehicle Expenses                                          35,888               38,507
   Research & Development                                    22,902                4,071
   Other                                                    153,588              154,183
                                                       ------------         ------------
      Total General and Administrative Expenses           1,215,169            1,057,465
                                                       ------------         ------------
              Total Expenses                              1,766,435            1,540,248
                                                       ------------         ------------

INCOME FROM OPERATIONS                                      557,304              639,905
                                                       ------------         ------------

OTHER EXPENSES
       Interest Expense                                    (139,197)            (191,590)
       Licensing Costs                                      (10,985)             (59,769)
                                                       ------------         ------------
                Total Other Expenses                       (150,182)            (251,359)
                                                       ------------         ------------
INCOME BEFORE TAXES                                         407,122              388,546

Income (Taxes) Benefit                                     (146,149)              78,000
                                                       ------------         ------------
      NET INCOME                                       $    260,973         $    466,546
                                                       ============         ============

PER SHARE DATA:
   WEIGHTED AVERAGE SHARES OUTSTANDING                   10,661,280           10,684,357

   INCOME PER COMMON SHARE - BASIC                     $       0.02         $       0.04




The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                          Common Stock
                                          Total       ---------------------     Paid In       Retained
                                         Equity         Shares      Amount      Capital       Earnings
                                       ----------     ----------    -------    ----------    ---------
Balances, December 31, 1998            $1,101,659     10,684,357    $10,684    $1,546,165    $(455,190)

Net Profit for Year 1999                  466,546             --         --            --      466,546
                                       ----------     ----------    -------    ----------    ---------

Balances, December 31, 1999             1,568,205     10,684,357     10,684     1,546,165       11,356

Net Profit for Year 2000                  260,973             --         --            --      260,973

Purchase and retirement of shares         (25,000)       (50,000)       (50)      (24,950)          --
                                       ----------     ----------    -------    ----------    ---------
Balances, December 31, 2000            $1,804,178     10,634,357    $10,634    $1,521,215    $ 272,329




The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                             2000              1999
                                                          ---------         ---------
OPERATING ACTIVITIES

Net income                                                $ 260,973         $ 466,546
Adjustments to reconcile net income to net cash
(Used)/provided by operating activities:
  Depreciation and amortization                             112,715            98,278
  Deferred income taxes                                      25,150           (78,000)
  Bad debts                                                  10,619            32,481
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                    (411,431)         (141,331)
    Inventories                                            (500,096)          135,665
    Prepaid expenses                                          2,471             7,518
    Other receivables                                         1,400           (13,293)
    Other assets                                            (21,810)          (20,085)
(Decrease) increase in:
    Accounts payable                                        316,962           (99,598)
    Income taxes payable                                     29,874                --
    Accrued liabilities                                     (10,586)           12,756
                                                          ---------         ---------
Net cash (used)/provided by operating activities           (183,759)          400,937

INVESTING ACTIVITIES

Capital equipment acquisitions                             (199,194)          (42,424)
Patent costs                                                     --           (34,500)
                                                          ---------         ---------
Net cash used in investing activities                      (199,194)          (76,924)

FINANCING ACTIVITIES

Proceeds/(repayment) of short term borrowing - net          292,314          (165,543)
Deferred financing costs                                         --           (20,654)
Purchase and retirement of common stock                     (25,000)               --
Repayment of shareholder loans                              (45,000)               --
Principal payments on long-term debt                             --           (12,712)
                                                          ---------         ---------
Net cash provided/(used) by financing activities            222,314          (198,909)

Increase/(decrease) in Cash                                (160,639)          125,104

Cash at Beginning of Period                                 187,830            62,726
                                                          ---------         ---------
Cash at End of Period                                     $  27,191         $ 187,830
                                                          =========         =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest               $ 155,955         $ 189,610
   Cash paid during the period for income taxes           $  91,125                --




The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Basis of Presentation

The consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiary, Mile Marker, Inc. (collectively the "Company"). All necessary adjustments to the financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

    b.  Organization and Business

Mile Marker International, Inc., through its wholly-owned operating subsidiary, Mile Marker Inc., is a distributor of a line of hubs, which are components in four-wheel drive automobile transmission systems, and an innovative line of hydraulic winches used by owners of light trucks, sport utility vehicles and the military. The Company is one of three nationally-recognized suppliers of "Wheel Locking Hubs" as well as other accessory items. The Company also assembles and markets unique hydraulic winches which use a vehicle's power steering pump as the energy source as well as a "Selectric Drive" full-time 4 wheel drive coupling device. The Company's customer base is located throughout the United States and certain foreign countries.

Pursuant to an Agreement and Plan of Merger dated November 8, 2000, and effective on December 4, 2000, all of the outstanding capital stock of Mile Marker International, Inc., a New York corporation, was acquired by Mile Marker International, Inc., a Florida corporation. In connection with the terms of the Agreement, the Company re-domiciled its home state from New York to Florida. The historical financial statements prior to the effective date are those of Mile Marker International, a New York corporation.

     c.  Cash

At December 31, 2000, cash included net deposits of approximately $18,000 maintained by the Company's lender available for the repayment of the Company's borrowings.

    d.  Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    d.  Credit Risk (Continued)

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

      g.  Amortization

The cost of patents is being amortized on a straight line basis over their expected lives, usually twelve years. Deferred financing charges incurred in connection with the new credit agreement (see Note 5) with the Company's lender are being amortized over the life of the credit facility, as extended.

      h.  Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, primarily depreciation and allowance for doubtful accounts and inventory obsolescence, using enacted tax rates in effect in the years in which the differences are expected to reverse.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      i.  Earnings/(Loss) Per Share

Basic earnings per common share is calculated by dividing net income (loss) by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The diluted share base for the years ended December 31, 2000 and December 31, 1999 excludes incremental shares related to stock options and warrants since their effect was anti-dilutive.

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

       k.   Accounting for Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets for impairment on an exception basis. At December 31, 2000 and 1999, the Company believes no material impairments existed.

       l.  Recent Pronouncements in Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities", which is effective for fiscal periods beginning after June 15, 2000. The Company does not expect a material impact to its financial reporting or presentation due to the adoption of SFAS No. 133, as amended by SFAS No. 138.

In June and September, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139 "Recission of FASB Statement No. 53 and Amendment to FASB Statements No. 63, 89 and 121" and Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," respectively. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 139 and SFAS 140.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      m.  Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements and related footnotes to conform to the current year's presentation.

2.   INVENTORY

The Company's products are primarily manufactured overseas and arrive in the United States substantially complete and require very little preparation for distribution. Costs associated with preparing inventory for sale are more appropriately classified as period costs rather than inventory costs because the Company's management believes that its sales function more closely resembles that of a distributor than of a manufacturer.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                   2000                1999
                                                -----------         -----------

            Molds, dies and tooling             $   890,311         $   723,909
            Autos and trucks                         74,619              53,287
            Office equipment                        106,248              94,789
                                                -----------         -----------
                                                  1,071,178             871,985
           Less accumulated depreciation           (812,191)           (740,389)
                                                -----------         -----------
                                                $   258,987         $   131,596
                                                ===========         ===========


Depreciation expense was approximately $72,000 in 2000 and $51,000 in 1999.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     OTHER ASSETS

           Other assets consist of the following:


                                                                                         2000                 1999
                                                                                        --------            --------
       Patents, net of amortization                                                     $ 84,305            $ 96,305
       Security deposits                                                                  15,681              25,975
       CSVI - officer life insurance                                                      37,724              30,620
       Deferred financing costs, net of amortization                                       5,000               8,913
                                                                                        --------            --------
                                                                                        $142,710            $161,813
                                                                                        ========            ========


5.     NOTES PAYABLE

       Notes payable consist of the following:

                                                                                        2000                 1999
                                                                                     -----------         -----------
       Note payable - line of credit under revolving
       credit agreement, interest at 30-Day Dealer
       Commercial Paper Rate plus 3.0%, secured
       by all assets of the Company                                                  $ 1,693,885                  --

       Note payable - line of credit under revolving credit agreement,
       interest at Prime plus 3.5%, secured by all assets of the Company                      --         $ 1,369,845

       Term loan payable, interest at Prime plus 3.5%, secured by all Company
       assets, due March 31, 2000                                                             --              31,726

       Note payable - shareholder, interest at 12%,
       unsecured, payable December 31, 2000                                                   --              45,000
                                                                                     -----------         -----------
                                                                                       1,693,885           1,446,571

       Less amounts due within one year                                               (1,693,885)         (1,446,571)
                                                                                     -----------         -----------
                     Amount due after one year                                       $        --         $        --
                                                                                     ===========         ===========


                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. NOTES PAYABLE (CONTINUED)

On March 7, 2000, the Company replaced its $1,750,000 asset-based credit facility with a new working capital line of credit of $1,750,000 from another lender at an interest rate of 3.0% above the 30-Day Dealer Commercial Paper Rate. This new facility is secured by substantially all of the Company's assets. The above credit agreement contains certain affirmative, negative and financial covenants which, among others, specify net worth and net cash flow requirements and the maintenance of debt to tangible net worth coverage ratios. As of December 31, 2000 and 1999, the Company was in compliance with its lenders' covenants.

On January 31, 2001, the Company's lender increased the maximum amount of the Company's working capital line of credit to $2,500,000, extended its maturity date to February 28, 2002 and decreased the interest rate on borrowings to 2.75% above the 30-Day Dealer Commercial Paper Rate.

6. LICENSING AGREEMENTS

The Company is authorized under a fully-paid licensing agreement with Warn Industries, Inc. to utilize Warn's patents in the manufacture of certain hubs. This non-cancelable agreement required quarterly payments of 4% of sales on these hubs for a period of 10 years, with minimum payments of $325,000 and maximum payments of $600,000 during the life of the agreement. The Company has met all the payment requirements of this agreement, which expired on February 28, 2000.

7.  INCOME TAXES

The Company's provision for income taxes for the year ended December 31, 2000, is comprised of the following:

           Currently payable:
                  Federal                       $103,000
                  State                           18,000
                                                --------
                                                 121,000
           Deferred                               25,149
                                                --------
                                                $146,149
                                                ========

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  INCOME TAXES (CONTINUED)

The Company's deferred tax asset and the deferred tax credit consisted of the following:


                                                                       2000              1999
                                                                      -------          -------
Deferred Tax Asset:
    Allowances for inventory, bad debts and warranty                  $63,993          $16,000
    Net operating loss carry-forwards                                     -0-           78,010
                                                                       ------          -------
                                                                       63,993           94,010
          Less Valuation Allowance                                        -0-              -0-
                                                                      -------          -------
              Net Deferred Tax Asset                                  $63,993          $94,010
                                                                      -------          -------
Deferred Tax Credit:
     Depreciation                                                     $11,143          $16,010
                                                                      -------          -------



A reconciliation of income tax at the statutory rate to the Company's effective tax rates is as follows:

                                                                    2000                 1999
                                                                    -----               ------
                Federal income tax at statutory rate                 34.0 %              34.0 %
                Effect of state rate                                  3.6 %               3.6 %
                Various book/tax timing differences                  12.0 %                -- %
                Benefit of net operating loss carry-forward         (13.7)%             (37.6)%
                                                                    -----               -----
                         Income tax expense                          35.9 %                -- %
                                                                    =====               =====


8.  COMMON STOCK AND STOCK OPTIONS AND WARRANTS

On April 25, 1997, the Company issued an option exercisable through March 31, 2000, to a key employee of the Company for the purchase of 100,000 shares of common stock at an exercise price of $.50 per share. During 2000 and 1999, no options were exercised, and the stock option expired on March 31, 2000.

On December 31, 1997, the Company issued 50,000 shares of common stock to its President/Chairman in consideration for the conversion of $25,000 of his shareholder loan to the Company (approximately $.50 per share). On July 3, 2000, the Company repurchased these 50,000 shares of common stock for total consideration of $25,000 and retired the repurchased shares.

On October 29, 1999, the Company issued an option exercisable through October 31, 2002, to a key consultant of the Company for the purchase of 150,000 shares of common stock at an exercise price of $.60 per share. During 2000 and 1999, no options were exercised.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  RELATED PARTY TRANSACTIONS

During 1995, a related party advanced funds to the Company evidenced by a promissory note in the amount of $45,000 bearing interest at the rate of 12% per annum. This note was repaid in full in March of 2000. The Company warehouses certain inventory with a relative of the Company's President in Kalama, Washington. Rent is $495 per month on a month-to-month basis.

10. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office and warehouse facilities under non-cancelable leases through 2008. Rent expense for the years ended December 31, 2000 and December 31, 1999 were approximately $94,000 and $77,000, respectively. The Company also has several operating leases for office equipment through 2005.

At December 31, 2000, future minimum lease payments are as follows:

                    2001                     $114,749
                    2002                      107,930
                    2003                      107,893
                    2004                      109,250
                    2005                      111,429
                    Thereafter                288,143
                                             --------
                                             $839,394
                                             ========
LEGAL

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company's operations or finances.

On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleged that Peterson Publishing

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Company's sales and profits. In response to the Company's legal action, Peterson Publishing filed a counter-claim for alleged defamation by the Company and the Company's Chief Executive Officer. In December of 2000, the trial judge entered a summary judgement against the Company on its defamation claim against Peterson, which the Company is appealing. The Company dismissed its claims and exchanged releases with Warn Industries. The counter-claim against the Company also has been dismissed.

During 2000, this litigation resulted in professional costs to the Company of about $114,000. However, the Company's management is unable at this time to quantify the final effects of this legal action upon the Company's finances or its operations.

11. INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company operates predominantly in one industry segment - that being the production, distribution and marketing of hydraulic winches and 4-wheel drive hubs and coupling devices. During 2000 and 1999, sales to the top five customers amounted to approximately 57% and 50% of total sales, respectively.

The Company operates worldwide, but primarily in North America, Australia and Europe. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Foreign revenues, foreign operating income and foreign identifiable assets were approximately $236,000, $24,000 and $261,000, respectively, in 2000, and approximately $360,000, $47,000 and $160,000, respectively, in 1999. The Company has assets and its major supplier located in Taiwan, The Republic of China. To date, the Taiwan economy has been impacted by the economic uncertainty associated with many of the countries in the region. However, the Company's management is unable to quantify the extent of such impact on the Company's operations.

12. SUBSEQUENT EVENT

On January 25, 2001, the Company received notice from the United States Army Tank-Automotive and Armaments Command of the U.S. Department of the Army that its

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  SUBSEQUENT EVENT (CONTINUED)

wholly-owned subsidiary, MileMarker, Inc. had been awarded a fixed price contract in the amount of $3,568,968 for the delivery of 1404 hydraulic winch/bumper assemblies during 2001. This contract also contains an option for the delivery of an additional 1404 hydraulic winch/bumper assemblies aggregating $3,568,968.