Form 10QSB
period 2001-03-31
MILEMARKER INTERNATIONAL INC
filed 2001-05-14
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                               Commission file
       March 31, 2001                                          Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.

      (Exact Name Of Small Business Registrant As Specified In Its Charter)

      FLORIDA                                                 11-2128469
------------------                                            ------------
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

                  Registrant's Telephone Number: (954) 782-0604
                                                 -------------


      Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On March 31, 2001, the Registrant had outstanding 10,634,357 shares of common stock, $.001 par value.

                            MILE MARKER INTERNATIONAL, INC.

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

                         MILE MARKER INTERNATIONAL, INC.

                                      INDEX


                                                                             Page No.
                                                                             --------

PART  I     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets, March 31, 2001 and
          December 31, 2000  ..................................................  4

          Consolidated Statements of Operations, Three months ended
          March 31, 2001 and March 31, 2000   .................................  5

          Consolidated Statements of Cash Flows, Three months ended
          March 31, 2001 and March 31, 2000  ..................................  6

          Notes to Consolidated Financial Statements ..........................  7

Item  2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................. 8-9


PART II   OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................... 10

Item 2.  Changes in Securities ................................................. 10

Item 3.  Defaults Upon Senior Securities ....................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders ................... 10

Item 5.  Other Information ..................................................... 10

Item 6.  Exhibits and Reports on Form 8-K ...................................... 10


SIGNATURES ..................................................................... 11


                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED


                                                                  MARCH 31,   DECEMBER 31,
                                                                   2001            2000
                                                                  ---------   ------------
ASSETS

CURRENT ASSETS

  Cash                                                       $   11,659      $   27,191
  Accounts Receivable, net of allowance for doubtful
    accounts of $47,000 and $ 25,000, respectively            1,429,879       1,344,322
  Inventory                                                   2,449,804       2,249,961
  Other Receivables                                              12,443          11,893
  Due from Related Party                                         23,000              --
  Deferred Tax Asset                                             77,243          63,993
  Prepaid Expenses                                               50,103          13,818
                                                             ----------      ----------
      Total Current Assets                                    4,054,131       3,711,178

PROPERTY AND EQUIPMENT, NET                                     327,614         258,987

OTHER ASSETS                                                    162,004         142,710
                                                             ----------      ----------
        TOTAL ASSETS                                          4,543,749       4,112,875
                                                             ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

  Notes Payable - Line of Credit                              1,983,953       1,693,885
  Notes Payable - Current Portion                                 6,167              --
  Accounts Payable                                              695,042         533,038
  Income Taxes Payable                                            4,874          29,874
  Accrued Liabilities                                            36,829          40,757
                                                                             ----------
      TOTAL CURRENT LIABILITIES                               2,726,865       2,297,554

DEFERRED TAX CREDIT                                              11,143          11,143

LONG-TERM DEBT

  Other Notes Payable                                            30,370              --
                                                             ----------      ----------
      TOTAL LONG-TERM DEBT                                       30,370              --
                                                             ----------      ----------
      TOTAL LIABILITIES                                       2,768,378       2,308,697
                                                             ==========      ==========

SHAREHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,634,357 shares issued and outstanding
   in 2001 and 2000, respectively                                10,634          10,634
Paid-in Capital                                               1,521,215       1,521,215
Retained Earnings                                               243,522         272,329
                                                             ----------      ----------
      TOTAL SHAREHOLDERS' EQUITY                              1,775,371       1,804,178
                                                             ----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $4,543,749      $4,112,875
                                                             ==========      ==========



The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                    UNAUDITED

                                                               2001               2000
                                                           -----------       ------------

SALES                                                     $  1,514,872       $  1,778,913
COST OF SALES                                                  927,350            940,856
                                                           -----------       ------------
              GROSS PROFIT                                     587,522            838,057
                                                           -----------       ------------
SELLING EXPENSES                                               168,046            145,838
                                                           -----------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES

   Salaries and Wages                                          199,552            143,601
   Professional Fees                                            57,211             64,714
   Rent                                                         27,395             19,349
   Depreciation and Amortization                                27,720             25,482
   Insurance                                                    12,601             10,705
   Vehicle Expenses                                             10,527              6,753
   Research & Development                                       29,005              1,841
   Other                                                        57,365             43,171
                                                           -----------       ------------
      Total General and Administrative Expenses                421,376            315,616
                                                           -----------       ------------
              Total Expenses                                   589,422            461,454
                                                           -----------       ------------
INCOME (LOSS) FROM OPERATIONS                                   (1,900)           376,603
                                                           -----------       ------------

OTHER EXPENSES

       Interest Expense                                        (40,157)           (41,544)
       Licensing Costs                                              --            (10,985)
                                                           -----------       ------------
                Total Other Expenses                           (40,157)           (52,529)
                                                           -----------       ------------
INCOME (LOSS) BEFORE TAXES                                     (42,057)           324,074

Income (Taxes) Benefit                                          13,250           (123,602)
                                                           -----------       ------------
      NET INCOME (LOSS)                                    $   (28,807)      $    200,472
                                                           ===========       ============

PER SHARE DATA:

   Weighted Average Shares Outstanding                      10,634,357         10,684,357

  INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED       $     (0.00)      $       0.02



The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                    UNAUDITED

                                                           2001          2000
                                                         --------      --------

OPERATING ACTIVITIES:

Net (loss)/income                                        $(28,807)     $200,472
Adjustments to reconcile net (loss) income to net
cash (used)/provided by operating activities:
  Depreciation and amortization                            32,758        25,482
  Deferred income taxes                                   (13,250)       77,155
  Bad debts                                                22,493         5,227
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                  (108,050)     (202,933)
    Inventories                                          (199,843)       78,016
    Prepaid expenses                                      (36,285)      (18,053)
    Other receivables                                     (23,550)           --
    Other assets                                          (29,796)        5,118
(Decrease) increase in:
    Accounts payable                                      162,004       (12,154)
    Income taxes payable                                  (25,000)       43,322
    Accrued liabilities                                    (3,928)      (14,246)
                                                         --------      --------
Net cash (used)/provided by operating activities         (251,254)      187,406

INVESTING ACTIVITIES:

Capital equipment acquisitions                            (90,883)      (56,092)
                                                         --------      --------
Net cash used in investing activities                     (90,883)      (56,092)

FINANCING ACTIVITIES:

Proceeds/(repayment) of short term borrowing - net        290,068      (282,061)
Proceeds of long term borrowing - net                      36,537            --
                                                         --------      --------
Net cash provided/(used) by financing activities          326,605      (282,061)

Decrease in Cash                                          (15,532)     (150,747)

Cash at Beginning of Period                                27,191       187,830
                                                         --------      --------
Cash at End of Period                                   $  11,659      $ 37,083
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest             $  40,157      $ 58,303
   Cash paid during the period for income taxes         $  25,000      $  6,141


The accompanying Notes are an integral part of these financial statements.

                         MILE MARKER INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiary, MileMarker, Inc. (collectively "the Company"). All necessary adjustments to the financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of Mile Marker International, Inc., as filed with the Securities and Exchange Com-mission. The summary December 31, 2000 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2000.

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

          Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended March 31, 2001 and March 31, 2000 excludes incremental shares related to stock options since their effect was anti-dilutive.

NOTE 2: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

           The following table summarizes the results of operations, stated as a percentage of sales, for the three months ended March 31, 2001, and 2000:

                                     2001          2000
                                    ------        ------

Sales                               100.0%        100.0%
Cost of Sales                        61.2%         52.9%
                                    ------        ------
   Gross Profit                      38.8%         47.1%
Selling, General and
 Administrative Expenses             38.9%         25.9%
                                    ------        ------
(Loss)/Income from Operations        (0.1)%        21.2%
Other Expense                        (2.7)%        (3.0)%
                                    ------        ------
   Pre-Tax (Loss)/Income             (2.8)%        18.2%
Income (Taxes)/Benefit                0.9 %        (6.9)
                                    ------        ------
   Net (Loss)/Income                 (1.9)%        11.3%

        Sales of $1,514,872 for the three months ended March 31, 2001, were $264,041, or approximately 15%, less than comparable first quarter 2000 sales of $1,778,913. This sales decrease was due primarily to $527,213 less military winch sales in 2001 than in 2000 based on the timing of the Company's military orders. This decrease was offset by an increase of approximately $220,000 in special order sales and approximately $30,000 in hub sales during the first quarter of 2001 compared to 2000.

        The Company's quarterly gross profit margin decreased from 47.1% of sales in the three months ended March 31, 2000 to 38.8% of sales in the March 2001 quarter. The main reason for this decrease in gross margins was the shift in product mix from higher-margin military sales to lower-margin special order sales during the first quarter of 2001. Selling costs increased by about $22,000 in the first three months of 2001 to $168,046 from $145,838. Most of this selling cost increase was due to an increase of $22,493 in the Company's provision for uncollectible accounts receivable.

        General and administrative expenses for the three months ended March 31, 2001 increased by $105,760, or about 34%, from $315,615 in 2000 to $421,376 in
2001. The most significant increase in general and administrative expenses from the first three months of 2000 related primarily to employee compensation and research and develop-ment, which increased by $55,951 and $27,164, respectively, over 2000 levels. The Company increased its staffing significantly during the first quarter of 2001 both in anticipation of shipping its recently-received substantial military winch order (see Part

II - "Reports on Form 8K") and more aggressive marketing of its domestic winches. The increase in research and development expenditure in 2001 related to the testing of the Company's hydraulic winch against its competitors' electric winches. Relative to a lower volume of sales, the 2001 first quarter's total general and administrative costs increased by about 10% of sales from the comparable period in 2000.

       The Company's results from operations for the first three months of 2001 reflected a loss of $1,900 compared to income from operations of $376,603 during the same period in 2000 as the earnings from sales revenue approximated the Company's break-even expense level. Other expenses, consisting primarily of interest, were approximately $12,000 less than in the first three months of 2000 due to reduced borrowing costs and the cessation of licensing costs during the first quarter of 2000. During the quarter ended March 31, 2001, the Company recorded a loss before taxes of $42,057 compared to income before taxes of $324,074 during the same period in 2000. The Company's loss in the first quarter of 2001 was reduced by a tax benefit of $13,250 to a net loss of $28,807, compared to a net income of $200,472 after taxes of $123,602 in 2000. This represents a loss per share of less than $.01 for the first quarter of 2001 compared to earnings per share of $0.02 for the first three months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

           Net working capital decreased by $86,358 to $1,327,266 on March 31, 2001 from $1,413,624 on December 31, 1999, and the Company's current ratio decreased to 1.49 at March 31, 2001, compared to 1.62 at December 31, 2000. The Company's current assets increased by $342,953 to $4,054,131 at March 31, 2001, compared to $3,711,178 at December 31, 2000. Most of this increase was due to higher inventory levels acquired in anticipation of shipping the $3,568,968 military winch order starting in the second quarter. To fund these assets, the Company's short-term borrowings under its line of credit increased by $290,068 from December 31, 2000 levels, and accounts payable increased by $162,004 during the first quarter of 2001.

        During the first quarter of 2001, the Company invested approximately $90,000 in capital expenditures, primarily tooling and a vehicle. The Company has no material commitments outstanding for major capital expenditures during 2001.

         The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings from a lender. On January 31, 2001, the Company's lender increased the maximum amount of the Company's working capital line of credit from $1,750,000 to $2,500,000, extended its maturity date to February 28, 2002 and decreased the interest rate on borrowings to 2.75% above the 30-Day Dealer Commercial Paper Rate. This credit facility is secured by substantially all of the Company's assets and contains certain affirmative, negative and financial covenants which, among others, specify net worth and net cash flow requirements and the maintenance of debt to tangible net worth coverage ratios.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.

On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and inter-ference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleged that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Company's sales and profits. In response to the Company's legal action, Peterson Publishing filed a counter-claim for alleged defamation by the Company and the Company's Chief Executive Officer. In December of 2000, the trial judge entered a summary judgment against the Company on its defamation claim against Peterson, which the Company is appealing. The Company dismissed its claims and exchanged releases with Warn Industries. The counter-claim against the Company also has been dismissed. The Company's management is unable at this time to quantify the final effects of this legal action upon the Company's finances or its operations.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

SEC Form 8-K was filed on February 6, 2001 by the Company announcing receipt of an additional military order on January 25, 2001 for 1404 of the Company's hydraulic winch/bumper assemblies with a total dollar sales value of $3,568,968.

SEC Form 8-K was filed on April 16, 2001 by the Company announcing the change in the Company's Certifying Accountant, effective April 10, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

MILEMARKER INTERNATIONAL, INC.
-----------------------------
      (Registrant)



      5-10-01                          /s/ Richard E. Aho
-------------------------              ---------------------------------------
      (Date)                           Richard E. Aho, President and
                                       Principal Accounting Officer

     5-10-01                           /s/ Leslie J. Aho
-------------------------              ---------------------------------------
      (Date)                           Leslie J. Aho, Secretary/Treasurer