Form 10QSB
period 2001-06-30
MILEMARKER INTERNATIONAL INC
filed 2001-08-13
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                              Commission file
          June 30, 2001                                       Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.
      ---------------------------------------------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

    FLORIDA                                                 11-2128469
------------------                                         --------------
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

Yes [X]     No [ ]


                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On June 30, 2001, the Registrant had outstanding 10,634,357 shares of common stock, $.001 par value.

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

                        MILE MARKER INTERNATIONAL, INC.

                                     INDEX


                                                                                     Page No.
                                                                                     --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                    Consolidated Balance Sheets, June 30, 2001 and
                    December 31, 2000  ..............................................    4

                    Consolidated Statements of Operations, Three months ended
                    June 30, 2001 and June 30, 2000 .................................    5

                    Consolidated Statements of Operations, Six months ended
                    June 30, 2001 and June 30, 2000 .................................    6

                    Consolidated Statements of Cash Flows, Six months ended
                    June 30, 2001 and June 30, 2000  ................................    7

                    Notes to Consolidated Financial Statements ......................    8

Item  2.  Management's Discussion and Analysis or Plan of Operation ................. 9-10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .........................................................   11

Item 2.   Changes in Securities .....................................................   11

Item 3.   Defaults Upon Senior Securities ...........................................   11

Item 4.   Submission of Matters to a Vote of Security Holders ......................    11

Item 5.   Other Information ........................................................    11

Item 6.   Exhibits and Reports on Form 8-K .........................................    11


SIGNATURES ..........................................................................   12


                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                  June 30,           December 31,
                                                                    2001               2000
                                                                 ----------          -----------
ASSETS

CURRENT ASSETS
  Cash                                                           $   61,757          $   27,191
  Accounts Receivable, net of allowance for doubtful
    accounts of $39,000 and $25,000, respectively                 2,720,438           1,344,322
  Inventory                                                       2,756,288           2,249,961
  Other Receivables                                                   4,334              11,893
  Deferred Tax Asset                                                 69,048              63,993
  Prepaid Expenses                                                   49,290              13,818
                                                                 ----------          ----------
      Total Current Assets                                        5,661,155           3,711,178

PROPERTY AND EQUIPMENT, NET                                         382,540             258,987

OTHER ASSETS                                                        146,367             142,710
                                                                 ----------          ----------
        TOTAL ASSETS                                              6,190,062           4,112,875
                                                                 ==========          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                                  2,438,828           1,693,885
  Notes Payable - Current Portion                                    12,138                  --
  Accounts Payable                                                1,229,771             533,038
  Income Taxes Payable                                              183,516              29,874
  Accrued Liabilities                                                37,910              40,757
                                                                 ----------          ----------
      TOTAL CURRENT LIABILITIES                                   3,902,163           2,297,554

DEFERRED TAX CREDIT                                                  37,412              11,143

LONG-TERM DEBT
  Other Notes Payable                                                57,862                  --
                                                                 ----------          ----------
      TOTAL LONG-TERM DEBT                                           57,862                  --
                                                                 ----------          ----------
      TOTAL LIABILITIES                                           3,997,437           2,308,697
                                                                 ----------          ----------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,634,357 shares issued and outstanding
   in 2001 and 2000, respectively                                    10,634              10,634
Paid-in Capital                                                   1,521,215           1,521,215
Retained Earnings                                                   660,776             272,329
                                                                 ----------          ----------
      TOTAL SHAREHOLDERS' EQUITY                                  2,192,625           1,804,178
                                                                 ----------          ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $6,190,062          $4,112,875
                                                                 ==========          ==========



The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                    UNAUDITED


                                                            2001                  2000
                                                         -----------          -----------
SALES                                                    $ 3,109,807          $ 1,285,718
COST OF SALES                                              1,635,451              726,557
                                                         -----------          -----------

              GROSS PROFIT                                 1,474,356              559,161

SELLING EXPENSES                                             261,008              124,073

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                        261,794              120,808
   Professional Fees                                          51,002               31,936
   Rent                                                       38,933               19,646
   Depreciation and Amortization                              29,381               27,441
   Insurance                                                  12,780               15,761
   Vehicle Expenses                                            9,787               10,523
   Research & Development                                      8,040                2,701
   Other                                                      56,065               34,384
                                                         -----------          -----------
      Total General and Administrative Expenses              467,782              263,200
                                                         -----------          -----------
              Total Expenses                                 728,790              387,273
                                                         -----------          -----------

INCOME FROM OPERATIONS                                       745,566              171,888

OTHER EXPENSES
    Interest Expense                                         (41,700)             (27,038)
    Licensing Costs                                               --                   --
                                                         -----------          -----------
         Total Other Expenses                                (41,700)             (27,038)

Income before Provision for Income Taxes                     703,866              144,850

Provision for Income Taxes                                  (286,611)             (40,159)
                                                         -----------          -----------
      NET INCOME                                         $   417,255          $   104,691
                                                         ===========          ===========


PER SHARE DATA:

   Weighted Average Shares Outstanding:                   10,634,357           10,684,357

   INCOME PER COMMON SHARE - BASIC AND DILUTED                 $0.04                $0.01





The accompanying Notes are an integral part of these financial statements.

                 MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   UNAUDITED


                                                             2001                   2000
                                                         ------------           ------------
SALES                                                    $  4,624,680           $  3,064,631
COST OF SALES                                               2,562,802              1,667,413
                                                         ------------           ------------

              GROSS PROFIT                                  2,061,878              1,397,218

SELLING EXPENSES                                              429,054                269,912

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                         461,346                264,409
   Professional Fees                                          108,213                 96,650
   Rent                                                        66,327                 38,995
   Depreciation and Amortization                               57,101                 52,922
   Insurance                                                   25,381                 26,466
   Vehicle Expenses                                            20,314                 17,276
   Research & Development                                      37,045                  4,542
   Other                                                      113,432                 77,554
                                                         ------------           ------------
      Total General and Administrative Expenses               889,159                578,814
                                                         ------------           ------------
              Total Expenses                                1,318,213                848,726
                                                         ------------           ------------

INCOME FROM OPERATIONS                                        743,665                548,492

OTHER EXPENSES
    Interest Expense                                          (81,857)               (68,582)
    Licensing Costs                                                 0                (10,985)
                                                         ------------           ------------
         Total Other Expenses                                 (81,857)               (79,567)

Income before Provision for Income Taxes                      661,808                468,925

Provision for Income Taxes                                   (273,361)              (163,761)
                                                         ------------           ------------
      NET INCOME                                         $    388,447           $    305,164
                                                         ============           ============

PER SHARE DATA:

   Weighted Average Shares Outstanding:                    10,634,357             10,684,357

   INCOME PER COMMON SHARE - BASIC AND DILUTED                  $0.04                  $0.03



The accompanying Notes are an integral part of these financial statements.

                  MILEMARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    UNAUDITED


                                                                2001                   2000
                                                            -----------           -----------
OPERATING ACTIVITIES:
Net income                                                  $   388,447           $   305,164
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                  67,076                53,725
  Deferred income taxes                                          21,214                86,470
  Bad debt provisions                                            32,401                 5,227
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                      (1,408,518)              190,731
    Inventories                                                (506,327)              (63,427)
    Prepaid expenses                                            (35,472)               (1,302)
    Other receivables                                             7,559                 1,400
    Other assets                                                (33,062)              (47,253)
(Decrease) increase in:
    Accounts payable                                            696,733               (18,530)
    Income taxes payable                                        153,642                12,166
    Accrued liabilities                                           2,847               (17,299)
                                                            -----------           -----------
Net cash (used)/provided by operating activities               (613,460)              507,072

INVESTING ACTIVITIES:
Capital equipment acquisitions                                 (166,917)             (103,680)
Patent costs                                                         --                    --
                                                            -----------           -----------
Net cash (used) in investing activities                        (166,917)             (103,680)

FINANCING ACTIVITIES:
Proceeds from (repayment of) short term borrowing               757,081              (503,646)
Repayment of shareholder loans                                       --               (45,000)
Proceeds from long term borrowing                                57,862                    --
                                                            -----------           -----------
Net cash provided/(used) by financing activities                814,943              (548,646)

INCREASE (DECREASE) IN CASH                                      34,566              (145,254)

CASH AT BEGINNING OF PERIOD                                      27,191               187,830
                                                            -----------           -----------
CASH AT END OF PERIOD                                       $    61,757           $    42,576
                                                            ===========           ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for Interest                $    81,857           $    85,340
    Cash paid during the period for Income Taxes            $    98,505           $    65,125



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

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of Mile Marker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 2000, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2000.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

         Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended June 30, 2001, and June 30, 2000, excludes incremental shares related to stock options since their effect was anti-dilutive.

NOTE 2: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

           The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 2001, and 2000:


                                         Six Months                       Three Months
                                  ------------------------          ------------------------
                                    2001             2000             2001             2000
                                  -------          -------          -------          -------
Sales                               100.0%           100.0%           100.0%           100.0%
Cost of Sales                        55.4%            54.4%            52.6%            56.5%
                                  -------          -------          -------          -------
   Gross Profit                      44.6%            45.6%            47.4%            43.5%
Selling, General and
 Administrative Expenses             28.5%            27.7%            23.4%            30.1%
                                  -------          -------          -------          -------
Income from Operations               16.1%            17.9%            24.0%            13.4%
Other Expenses                       (0.0)%           (0.4)%           (0.0)%           (0.0)%
Interest  Expense                    (1.8)%           (2.2)%           (1.4)%           (2.1)%
                                  -------          -------          -------          -------
   Pre-Tax Income                    14.3%            15.3%            22.6%            11.3%
Income Taxes                         (5.9)%           (5.3%            (9.2)%           (3.1)%
                                  -------          -------          -------          -------
   Net Income                         8.4%            10.0%            13.4%             8.2%


         Sales of $4,624,680 for the six months ended June 30, 2001, were $1,560,049, or approximately 50%, more than the $3,064,631 of sales during the same period in 2000. This sales increase was due primarily to $843,425 more military winch sales and $433,603 more special order sales in the first six months of 2001 than in the comparable period in 2000. Sales of hubs and chains were also $138,116 more in the first six months of 2001 than in the comparable period in 2000. In the quarter ended June 30, 2001, military winch sales were $1,370,638 greater than in the same period in 2000, reflecting initial shipments of the $3,568,968 military order received on January 25, 2001.

         The Company's gross profit margin decreased from 45.6% of sales in the six months ended June 30, 2000 to 44.6% of sales in the comparable 2001 period primarily due to an increased volume of lower margin special orders. However, the gross margin in the three months ended June 30, 2001 increased to 47.4% from 43.5% in the comparable period in 2000 due to an increased volume of higher margin military winch sales during this period. Selling costs increased by $159,142 in the first six months of 2001 to $429,054 from $269,912. Most of this increase in selling costs was due to increases in advertising costs and sales commissions.

         General and administrative expenses for the six months ended June 30, 2001, increased by $310,345, or about 54%, to $889,159 from $578,814 in comparable period in 2000. $245,399 of this increase is attributable to increased staffing and warehouse costs in order to fulfill the Company's substantial military orders and to more aggressively market its domestic winches. In addition, research and development costs were $32,503 greater in the first six months of 2001 than in the same period in 2000 due to the cost of an independent analysis of the Company's hydraulic winches against its competitors' electric winches. Relative to sales volume, however, the Company's total general and administrative costs only increased from 18.9% of sales in the first six months of 2000 to 19.2% of sales during the same period in 2001.

         The Company's results from operations for the first six months of 2001 reflected income from operations of $743,665 compared to income from operations of $548,492 during the same period in 2000. This increase of approximately 36% is primarily due to the approximately 50% increase in sales in the first six months of 2001 compared to the same period in 2000. Other expenses, consisting primarily of interest, were about the same in the first six months of 2001 as in the same period in 2000. Interest costs reflected lower borrowing costs, but on greater borrowings. During the six months ended June 30, 2001, the Company recorded income before taxes of $661,808 compared to income before taxes of $468,925 during the same period in 2000. The Company's net income in the first six months of 2001 was $388,447 compared to $305,164 of net income in the same period in 2000. This net income represents income per share of $.04 for the first six months of 2001 compared to earnings per share of $0.03 for the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased by $345,368 to $1,758,992 on June 30, 2001, from $1,413,624 on December 31, 2000, and the Company's current ratio decreased to 1.45 at June 30, 2001, compared to 1.62 at December 31, 2000. The Company's current assets increased by $1,949,977 to $5,661,155 at June 30, 2001, compared to $3,711,178 at December 31, 2000. Most of this increase was due to higher accounts receivable, which increased from $1,344,322 on December 31, 2000 to $2,720,438 on June 30, 2001. Most of this increase in accounts receivable is due from the U.S. Government on orders shipped under its $3,568,968 military winch contract. Inventory levels also increased by approximately $500,000 during this period. To fund these increased current assets, the Company's short-term borrowings under its line of credit increased by $744,943 from December 31, 2000 levels, and its trade accounts payable increased by $696,733 during the same period. Income taxes payable also increased by $153,642 in the same period.

         During the first six months of 2001, the Company invested approximately $167,000 in capital expenditures, primarily tooling and vehicles. The Company has no material commitments outstanding for major capital expenditures during 2001.

         The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings from a lender. On January 31, 2001, the Company's lender increased the maximum amount of the

Company's working capital line of credit from $1,750,000 to $2,500,000, extended its maturity date to February 28, 2002, and decreased the interest rate on borrowings to 2.75% above the 30-Day Dealer Commercial Paper Rate. This credit facility is secured by substantially all of the Company's assets and contains certain affirmative, negative and financial covenants which, among others, specify net worth and net cash flow requirements and the maintenance of debt to tangible net worth coverage ratios.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company's operations or finances.

         On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and interference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. In December of 2000, the trial judge entered a summary judgment against the Company on its defamation claim against Peterson, which the Company is appealing. The Company dismissed its claims and exchanged releases with Warn Industries. The Company's management is unable at this time to quantify the effects of this legal action upon the Company's finances or its operations.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Effective July 1, 2001, Puritz & Weintraub, LLP, the Company's independent auditors, merged with the Miami, Florida firm of Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants. The resulting firm of Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants, will continue as the Company's independent auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         SEC Form 8-K was filed on April 16, 2001, by the Company announcing the change in the Company's Certifying Accountant, effective April 10, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                             MILE MARKER INTERNATIONAL, INC.
                                                     (Registrant)




     8/8/2001                                /s/ RICHARD E. AHO
     --------                                -----------------------------------
      (Date)                                 Richard E. Aho, President and
                                               Principal Accounting Officer


     8/8/2001                                /s/ LESLIE J. AHO
     --------                                -----------------------------------
      (Date)                                 Leslie J. Aho, Secretary/Treasurer