Form 10QSB
period 2001-09-30
MILEMARKER INTERNATIONAL INC
filed 2001-11-13
CIK 930121

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                          Commission file
        September 30, 2001                                Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.
      ---------------------------------------------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

      FLORIDA                                                 11-2128469
------------------                                            ----------
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

 Yes [X]  No [ ]


                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On September 30, 2001, the Registrant had outstanding 10,634,357 shares of common stock, $.001 par value.

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

                              MILE MARKER INTERNATIONAL, INC.

                                      INDEX

                                                                       Page No.

No.
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets, September 30, 2001 and
         December 31, 2000  ............................................   4

         Consolidated Statements of Income, Three months ended
         September 30, 2001 and September 30, 2000   ...................   5

         Consolidated Statements of Income, Nine months ended
         September 30, 2001 and September 30, 2000  ....................   6

         Consolidated Statements of Cash Flows, Nine months ended
         September 30, 2001 and September 30, 2000  ....................   7

          Notes to Consolidated Financial Statements ...................   8

Item  2.  Management's Discussion and Analysis or Plan of Operation ....9-10


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ............................................  11

Item 2.   Changes in Securities ........................................  11

Item 3.   Defaults Upon Senior Securities ..............................  11

Item 4.   Submission of Matters to a Vote of Security Holders ..........  11

Item 5.   Other Information ............................................  11

Item 6.   Exhibits and Reports on Form 8-K .............................  12


SIGNATURES .............................................................  13

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                    UNAUDITED


                                                                September 30,       December 31,
                                                                    2001                 2000
                                                                -------------       ------------
ASSETS
CURRENT ASSETS
  Cash                                                           $  112,263          $   27,191
  Accounts Receivable, net of allowance for doubtful
    accounts of $37,000 and $ 25,000, respectively                2,243,480           1,344,322
  Inventories                                                     3,147,458           2,249,961
  Notes and Other Receivables                                       192,217              11,893
  Deferred Tax Asset                                                 69,048              63,993
  Prepaid Expenses                                                   14,609              13,818
                                                                 ----------          ----------
      Total Current Assets                                        5,779,075           3,711,178

PROPERTY AND EQUIPMENT, NET                                         440,387             258,987

OTHER ASSETS                                                        120,030             142,710
                                                                 ----------          ----------
        TOTAL ASSETS                                              6,339,492           4,112,875
                                                                 ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                                  2,169,110           1,693,885
  Notes Payable - Current Portion                                    20,592                  --
  Accounts Payable                                                  898,478             533,038
  Income Taxes Payable                                              413,776              29,874
  Accrued Liabilities                                                54,039              40,757
                                                                 ----------          ----------
      TOTAL CURRENT LIABILITIES                                   3,555,995           2,297,554

DEFERRED TAX CREDIT                                                  37,411              11,143

LONG-TERM DEBT
  Other Notes Payable                                                93,776                  --
                                                                 ----------          ----------
      TOTAL LIABILITIES                                           3,687,182           2,308,697
                                                                 ==========          ==========
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
   authorized, 10,634,357 shares issued and outstanding
   in 2001 and 2000, respectively                                    10,634              10,634
Additional Paid-in Capital                                        1,521,215           1,521,215
Retained Earnings                                                 1,120,461             272,329
                                                                 ----------          ----------
      TOTAL SHAREHOLDERS' EQUITY                                  2,652,310           1,804,178
                                                                 ----------          ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $6,339,492          $4,112,875
                                                                 ==========          ==========


The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2001 and 2000
                                    UNAUDITED

                                                              2001                   2000
                                                          ------------           ------------
SALES                                                    $  3,086,174           $  1,275,855
COST OF SALES                                               1,478,928                748,036
                                                         ------------           ------------
              GROSS PROFIT                                  1,607,246                527,819

SELLING EXPENSES                                              256,334                116,462

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                         348,307                121,162
   Professional Fees                                           58,878                 37,390
   Rent                                                        44,059                 27,019
   Depreciation and Amortization                               33,063                 27,709
   Insurance                                                   25,932                 13,999
   Vehicle Expenses                                            18,274                  7,743
   Research & Development                                       7,118                  2,910
   Other                                                       60,591                 38,025
                                                         ------------           ------------
      Total General and Administrative Expenses               596,222                275,957
                                                         ------------           ------------
              Total Expenses                                  852,556                392,419
                                                         ------------           ------------

INCOME FROM OPERATIONS                                        754,690                135,400
                                                         ------------           ------------
OTHER INCOME/(EXPENSE)
    Interest Expense                                          (37,129)               (30,131)
    Other Income                                               17,383                     --
                                                         ------------           ------------
                Total Other Income/(Expense)                  (19,746)               (30,131)
                                                         ------------           ------------

Income before Provision for Income Taxes                      734,944                105,269

Provision for Income Taxes                                   (275,260)               (82,393)
                                                         ------------           ------------
      NET INCOME                                         $    459,684           $     22,876
                                                         ============           ============


PER SHARE DATA:

   Weighted Average Shares Outstanding:                    10,634,357             10,634,357

  INCOME PER COMMON SHARE - BASIC AND DILUTED            $       0.04           $       0.00




The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2001 and 2000
                                    UNAUDITED


                                                             2001                   2000
                                                         ------------           ------------
SALES                                                    $  7,710,854           $  4,340,486
COST OF SALES                                               4,041,730              2,415,450
                                                         ------------           ------------
              GROSS PROFIT                                  3,669,124              1,925,036

SELLING EXPENSES                                              685,389                386,374

GENERAL AND ADMINISTRATIVE EXPENSES

   Salaries and Wages                                         809,652                385,571
   Professional Fees                                          167,091                134,040
   Rent                                                       110,386                 66,014
   Depreciation and Amortization                               90,164                 80,632
   Insurance                                                   51,312                 40,465
   Vehicle Expenses                                            38,588                 25,019
   Research & Development                                      44,163                  7,453
   Other                                                      174,023                115,577
                                                         ------------           ------------
      Total General and Administrative Expenses             1,485,379                854,771
                                                         ------------           ------------
              Total Expenses                                2,170,768              1,241,145
                                                         ------------           ------------
INCOME FROM OPERATIONS                                      1,498,356                683,891
                                                         ------------           ------------

OTHER INCOME/(EXPENSE)

    Interest Expense                                         (118,986)               (98,713)
    Other Income                                               17,383                     --
    Other Expense                                                  --                (10,985)
                                                         ------------           ------------
                Total Other Income/(Expense)                 (101,603)              (109,698)
                                                         ------------           ------------

Income before Provision for Income Taxes                    1,396,753                574,193

Provision for Income Taxes                                   (548,621)              (246,153)
                                                         ------------           ------------
      NET INCOME                                         $    848,132           $    328,040
                                                         ============           ============

PER SHARE DATA:

   Weighted Average Shares Outstanding:                    10,634,357             10,669,357

  INCOME PER COMMON SHARE - BASIC AND DILUTED            $       0.08           $       0.03




The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                    UNAUDITED


                                                              2001                2000
                                                            ---------           ---------
OPERATING ACTIVITIES:
Net income                                                  $ 848,132           $ 328,040
Adjustments to reconcile net income to net cash
(used) by operating activities:
  Depreciation and amortization                               105,652              84,151
  Deferred income taxes                                        21,215              86,470
  Bad debt provisions                                          39,442              13,227
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                      (938,600)           (227,148)
    Inventories                                              (897,497)           (551,605)
    Other receivables                                        (180,324)              1,400
    Prepaid expenses                                             (791)             (7,517)
    Other assets                                               (8,821)            (34,434)
(Decrease) increase in:
    Accounts payable                                          365,440             137,594
    Income taxes payable                                      383,902              82,558
    Accrued liabilities                                        13,282             (16,247)
                                                            ---------           ---------
Net cash (used) by operating activities                      (248,968)           (103,511)

INVESTING ACTIVITIES:

Capital equipment acquisitions                               (255,553)           (148,828)
                                                            ---------           ---------
Net cash (used) in investing activities                      (255,553)           (148,828)

FINANCING ACTIVITIES:

Proceeds from (repayment of) short term borrowing             470,055             150,876
Purchase and retirement of treasury shares                         --             (25,000)
Repayment of shareholder loans                                     --             (45,000)
Proceeds from long term borrowing                             119,538                  --
                                                            ---------           ---------
Net cash provided/(used) by financing activities              589,593              80,876


INCREASE (DECREASE) IN CASH                                    85,072            (171,463)

CASH AT BEGINNING OF PERIOD                                    27,191             187,830
                                                            ---------           ---------
CASH AT END OF PERIOD                                       $ 112,263           $  16,367
                                                            =========           =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for Interest                $ 118,988           $ 115,471
    Cash paid during the period for Income Taxes            $ 143,505           $  77,125


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

         Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended September 30, 2001, and September 30, 2000, excludes incremental shares related to stock options since their effect was anti-dilutive.

NOTE 2: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

           The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 2001, and 2000:


                                           Nine Months                      Three Months
                                     --------------------               --------------------
                                     2001           2000                2001           2000
                                     -----          -----               -----           ----
Sales                               100.0%           100.0%           100.0%           100.0%
Cost of Sales                        52.4%            55.6%            47.9%            58.6%
                                    -----            -----            -----            -----
   Gross Profit                      47.6%            44.4%            52.1%            41.4%
Selling, General and
 Administrative Expenses             28.2%            28.6%            27.7%            30.8%
                                    -----            -----            -----            -----
Income from Operations               19.4%            15.8%            24.4%            10.6%
Other (Expense)/Income                0.2%            (0.3)%            0.6%            (0.0)%
Interest Expense                     (1.5)%           (2.3)%           (1.2)%           (2.4)%
                                    -----            -----            -----            -----
   Pre-Tax Income                    18.1%            13.2%            23.8%             8.2%
Income Taxes                         (7.1)%           (5.6)%           (8.9)%           (6.4)%
                                    -----            -----            -----            -----
   Net Income                        11.0%             7.6%            14.9%             1.8%

        Sales of $7,710,854 for the nine months ended September 30, 2001, were $3,370,368, or approximately 78%, more than the $4,340,486 of sales during the same period in 2000. This sales increase was due primarily to $2,986,188 more military winch sales and $228,561 more civilian winch sales in the first nine months of 2001 than in the comparable period in 2000. In the three months ended September 30, 2001, military winch sales were $2,142,762 greater than in the same period in 2000, reflecting higher shipments of the Company's $3,568,968 military order received on January 25, 2001.

        The Company's gross profit margin increased from 44.4% of sales for the nine months ended September 30, 2000 to 47.6% of sales in the comparable 2001 period primarily due to an increased volume of higher margin military winch orders. The gross margin in the three months ended September 30, 2001 increased to 52.1% from 41.4% in the comparable period in 2000 due to the increased volume of higher margin military winch sales during this period. Selling costs increased by $299,015 in the first nine months of 2001 to $685,389 from $386,374, but remained at 8.9% of sales. The largest proportion of this increase in selling costs was due to increases in sales commissions.

        General and administrative expenses for the nine months ended September 30, 2001, increased by $630,608, or about 74%, to $1,485,379 from $854,771 in comparable period in 2000, but decreased as a proportion of sales from 19.7% to 19.3%. For the three months ended September 30, 2001, general and administrative expenses increased by

$320,265, or approximately 116%, to $596,222 from $275,957 in the comparable period in 2000. $424,081 of the nine month increase in general and administrative expenses was due to higher employee compensation costs, both for more employees and higher salaries. Rent expenses were $44,372 higher in 2001 compared to 2000, and research and development costs were $36,710 greater in the first nine months of 2001 compared to 2000.

      In the first nine months of 2001, the Company recorded income from operations of $1,498,356 compared to income from operations of $683,891 during the same period in 2000. This increase of $814,465, or approximately 119%, is the result of the 78% increase in sales in the first nine months of 2001 compared to the same period in 2000, along with improved profit margins. Interest expenses were $118,986 in the first nine months of 2001, compared to $98,713 in the first nine months of 2000, reflecting greater borrowings at lower borrowing costs. In the first nine months of 2001, the Company earned other income of $17,383 from interest and the sale of assets, while in the same period in 2000, the Company incurred other expenses of $10,985 for licensing costs.

      During the nine months ended September 30, 2001, the Company earned income before taxes of $1,396,753 compared to income before taxes of $574,193 during the same period in 2000. In the three months ended September 30, 2001, the Company's income before taxes was $734,944, compared to $105,269 during the comparable period in 2000. The Company's net income after taxes for the first nine months of 2001 was $848,132, compared to $328,040 in the same period in 2000. This net income represents income per share of $.08 for the first nine months of 2001, compared to earnings per share of $0.03 for the first nine months of 2000. In the three months ended September 30, 2001, the Company earned $459,684, or $.04 in earnings per share, compared to $22,876, or less than $.01 during the same period in 2000

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased by $809,456 to $2,223,080 on September 30, 2001, from $1,413,624 on December 31, 2000, and the Company's current ratio increased to 1.63 at September 30, 2001, compared to 1.62 at December 31, 2000. The Company's current assets increased by $2,067,897 to $5,779,075 at September 30, 2001, compared to $3,711,178 at December 31, 2000. Most of this increase was due to higher accounts receivable, which increased by $1,079,482 from $1,356,215 on December 31, 2000 to $2,435,697 on September 30, 2001, and higher inventories, which increased by $897,497 from $2,249,961 on December 31, 2000 to $3,147,458 on September 30, 2001. Most of the increase in accounts receivable is due from the U.S. Government on orders shipped under the Company's $3,568,968 military winch contract. To fund these increased current assets, the Company's short-term borrowings under its line of credit increased by $475,225 from December 31, 2000 levels, and its trade accounts payable increased by $365,440 during the same period. Income taxes payable also increased by $383,902 since December 31, 2000 to a level of $413,776 at September 30, 2001.

        During the first nine months of 2001, the Company invested approximately $255,000 in capital expenditures, primarily for tooling and vehicles. The Company has no material commitments outstanding for major capital expenditures during 2001.

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

Item 6. Exhibits and Reports On Form 8K

SEC Form 8-K was filed on October 2, 2001, by the Company announcing an increase in the total value of its military winch order from $3,568,969 to $7,137,938 as a result of the military exercising its option for 1404 additional winch/ bumper assemblies.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

MILE MARKER INTERNATIONAL, INC.
------------------------------
        (Registrant)




             11-10-01                              /s/ Richard E. Aho
--------------------------------------        ---------------------------------
              (Date)                            Richard E. Aho, President and
                                                 Principal Accounting Officer