Form 10KSB
period 2001-12-31
MILEMARKER INTERNATIONAL INC
filed 2002-03-15
CIK 930121

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
      For the transition period from ______  to  _______

      Commission file   Number 0-26150

                         MILE MARKER INTERNATIONAL, INC.
                         -------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

            FLORIDA                                         11-2128469
------------------------------                             -------------
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
[ ]

State Registrant's revenues for its most recent fiscal year:  $ 10,676,644

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 1, 2002: $ 3,242,508.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of March 1, 2002, was 10,634,357 shares.

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

                         MILE MARKER INTERNATIONAL, INC.
                              REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                     PART I

                                                                                                          Page
                                                                                                          ----
Item 1.       Description of the Business .........................................................         4
Item 2.       Description of Property .............................................................         7
Item 3.       Legal Proceedings  ..................................................................         7
Item 4.       Submission of Matters to Vote of Security Holders  ..................................         8

                                                           PART II

Item 5.        Market for Common Equity and Related Shareholder Matters ...........................         8
Item 6.        Management's Discussion and Analysis  ..............................................        10
Item 7.        Financial Statements ...............................................................        12
Item 8.        Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure  ......................................................        13

                                                           PART III

Item 9.         Directors and Executive Officers  ...................................................      13
Item 10.       Executive Compensation  ..............................................................      14
Item 11.       Security Ownership of Certain Beneficial Owners and Management  ......................      15
Item 12.       Certain Relationships and Related Party Transactions  ................................      16


                                                           PART IV

Item 13.        Exhibits, Lists and Reports on Form 8-K ............................................       17
Signatures  ........................................................................................       18

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

PRINCIPAL PRODUCTS

The Company, through its Mile Marker subsidiary, is a manufacturer and distributor of specialized automobile parts primarily for the 4-wheel drive utility/recreational/military vehicle markets. Mile Marker and a predecessor company have been in business for over 19 years under the management of Mile Marker's founder, Chairman and Chief Executive Officer, Richard E. Aho. Mile Marker's unique patented line of hydraulic winches use a vehicle's power steering pump as its source of energy. The Company is one of three nationally recognized suppliers of wheel locking hubs. Mile Marker also markets a patented four-wheel Selectric Drive coupling device and other special products.

WINCHES

In 1994, Mile Marker introduced a new patented line of vehicle-mounted hydraulic winch kits which utilize the vehicle's power steering pump as their energy source. This unique hydraulic winch was designed for the recreational /utility vehicle two-and four-wheel drive market, but has also found exceptional acceptance from the United States military and commercial utilities. A two-speed version of this hydraulic winch was manufactured for sale in 1997. Mile Marker's hydraulic winch kits are very competitively priced against electric winches of similar ratings and have proven performance capabilities not found in most electric winches, such as multiple safety features, durability, as well as a continuous, reliable and silent operation. In 2002, the Company introduced a new line of 8000 lb. electric winches with a heavy-duty 3/8" cable, making it one of the safest winches in this segment of the market.

HUBS

Mile Marker is a manufacturer, assembler and distributor of specialized auto parts for the four-wheel drive recreational vehicle market. Hub products have been marketed under the "Mile Marker" trade name since 1980. Mile Marker's hub products include a patented locking wheel hub for four-wheel drive vehicles which locks a four-wheel drive vehicle's front axles to insure four-wheel drive, as well as conversion kits and accessories. In addition to its own patented hubs, Mile Marker has bought the well known line of Selectro@ wheel hubs for trucks. Mile Marker's hubs are manufactured by its subcontractors in Taiwan and the United States and assembled as necessary in Pompano Beach, Florida. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. Mile Marker's product lines are available through an extensive wholesaler supply network in North America and worldwide that includes warehouse distributors, jobbers, retail stores and mail-order catalogues.

SELECTRIC DRIVES

Mile Marker's patented Selectric Drive Fluid Coupling for heavy duty off-road equipment has only four moving parts. Multiple wheel drive vehicles require some slippage to be engineered into the drive train to cope with adverse mechanical forces so that excessive wear and vibration will not cause dangerous handling problems. Generally, this slippage factor is met through the tires slipping on off-road surfaces, placing a heavy load on the drive train. The Company's management believes that Mile Marker's Selectric Drive represents a major breakthrough in power transfer design for larger heavy duty trucks and off-road equipment.

MANUFACTURING

Neither the Company nor its Mile Marker subsidiary manufactures its own products. Product components are sourced on a price and quality basis in the United States and in Asia. Each component is manufactured pursuant to a separate purchase order on negotiated terms, which may vary with each purchase order based on general market conditions, availability of manufacturing capacity and the Company's time requirements. The Company is not dependent upon any single manufacturer and would not be adversely affected if it were unable to continue business with any of its existing manufacturers.

CUSTOMERS

During 2001 and 2000, sales to the Company's top five customers amounted to approximately 78% and 57% of total sales, respectively.

On January 25, 2001, the Company received notice from the United States Army Tank-Automotive and Armaments Command of the U.S. Department of the Army that its wholly-owned subsidiary, MileMarker, Inc., had been awarded a fixed-price contract in the amount of $3,568,968 for the delivery of 1404 hydraulic winch/bumper assemblies during 2001. On September 27, 2001, the Company received notice that the United States Army Tank-Automotive and Armaments Command was exercising its option for the delivery of an additional 1404 hydraulic winch/bumper assemblies aggregating $3,568,968. During 2001, the Company delivered 1831 hydraulic winch/bumper assemblies pursuant to this contract and option, with a total sales value of $4,654,402.

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

Mile Marker's major winch competitors are Warn, Ramsey and Superwinch - none of which currently has a hydraulic winch similar to the MileMarker winch which is designed around a power steering pump. Ramsey is the Company's second largest competitor in the winch market. Ramsey's market emphasis seems to be on industrial applications. Superwinch, Inc. is considered by the Company to be an indirect com-petitor that concentrates on mass markets and markets smaller, low-cost winches.

MANAGEMENT AND PERSONNEL

The Company's Mile Marker subsidiary employees include the President/Chief Executive Officer, the Secretary/Treasurer/CFO and two Vice Presidents. Mile Marker has thirty-three employees, most of whom are employed at the Company's Pompano Beach, Florida, office. No employees belong to any union. The Company also uses various independent sales representatives, temporary employees, and independent contractors to supplement its salaried and hourly employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 15,690 square feet of warehouse space and administrative offices in Pompano Beach, Florida, under long-term leases through June 2008 at a current monthly rent of $10,803, approximately 4,900 square feet of warehouse/office space in Sunrise, Florida for one year at a monthly rent of approximately $2,500, and approximately 400 square feet of warehouse space in Kalama, Washington on a month-to-month basis from a relative of the Company's Chairman at a monthly cost of $495. See Item 12. "Certain Relationships and Related Party Transactions." The Company owns no manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company's operations or finances.

On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and inter-ference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleged that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Company's sales and profits. In December of 2000, the trial judge entered a summary judgment against the Company on its defamation claim against Peterson, which the Company has appealed. The Company's appeal was heard by the Florida Fourth District Court of Appeals on February 5, 2002, but no ruling has yet been received. In response to the Company's legal action, Peterson Publishing filed a counter-claim for alleged defamation by the Company and the Company's Chief Executive Officer, which has been deferred during the appeal. The Company dismissed its claims and exchanged releases with Warn Industries. This litigation has resulted in professional costs to the Company of about $50,000 and $110,000 during 2001 and 2000, respectively. How-ever, the Company's management is unable at this time to quantify the final effects of this legal action upon the Company's finances or its operations

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMKR. There is no active trading market for the Company's common stock. The following bid quotations have been reported for the period beginning January 1, 2000 and ending December 31, 2001 for the Company's stock:

                                                   BID  PRICES
                                                   -----------
                                              HIGH             LOW
                                              ----             ---
Quarter Ended March 31, 2000                  .375            .063
Quarter Ended June 30, 2000                   .280            .218
Quarter Ended September 30, 2000              .312            .250
Quarter Ended December 31, 2000               .438            .187
Quarter Ended March 31, 2001                  .500            .250
Quarter Ended June 30, 2001                   .500            .250
Quarter Ended September 30, 2001              .260            .200
Quarter Ended December 31, 2001               .850            .250

Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company understands that seven member firms of the NASD are currently acting as market makers for the Company's common stock. However, there are no meaningful trading transactions currently for the Company's common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire the Company's common stock through the exercise of warrants or options.

As of December 31, 2001, the Company had 934 shareholders of record of the Company's common stock. A certain number of the shares of the Company's common stock are held in "street name" and may, therefore, be held by several beneficial owners.

As of December 31, 2001, there were 10,634,357 shares of the Company's common stock issued and outstanding. Of those shares, 6,699,099 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not "affiliates" of the Company (as that term is defined in Securities and Exchange Commission Rule 144) may be sold without limitation under Rule 144(k). Shares held by affiliates and restricted shares held for more than one, but less than two, years, may be sold pursuant and subject to the limitations of Rule 144. Based on the information available to it, the Company believes that on March 1, 2002, 700,000 restricted shares could be sold without limitation, and 5,404,505 shares held by affiliates (whether or not restricted) could be sold subject to Rule 144.

On April 25, 1997, the Company issued an option exercisable through March 31, 2000, to a key employee of the Company for the purchase of 100,000 shares of common stock at an exercise price of $.50 per share. During 2000, no options were exercised, and the stock option expired on March 31, 2000.

On December 31, 1997, at the request of its lender, the Company issued 50,000 shares of common stock to its President/Chairman in consideration for the conversion of $25,000 of his shareholder loan to the Company (approximately $.50 per share). On July 3, 2000, the Company repurchased these 50,000 shares of common stock for total consideration of $25,000 and retired the repurchased shares.

On October 29, 1999, the Company issued an option exercisable through October 31, 2002, to a key consultant of the Company for the purchase of 150,000 shares of common stock at an exercise price of $.60 per share. During 2001 and 2000, no options were exercised, and this option was returned and canceled on November 30, 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement. The information that follows includes results for the fiscal years ended December 31, 2001 and 2000.
                                      - 9 -

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the calendar years indicated:


                                    2001 AMOUNT            %          2000 AMOUNT             %
                                  ----------------------------       ----------------------------

Sales                             $ 10,676,644           100.0       $  5,574,986           100.0
Cost of Sales                        5,925,600            55.5          3,251,247            58.3
                                  ------------                       ------------
   Gross Profit                      4,751,044            44.5          2,323,739            41.7
Selling, General and
 Administrative Expenses             2,961,192            27.7          1,766,435            31.7
                                  ------------                       ------------
Income from Operations               1,789,852            16.8            557,304            10.0
Other Income/(Expense)                  20,930             0.1            (10,985)           (0.2)
Interest  Expense                     (151,582)           (1.4)          (139,197)           (2.5)
                                  ------------                       ------------
Income Before Income Taxes           1,659,200            15.5            407,122             7.3
Income Taxes                          (649,392)            6.1           (146,149)            2.6
                                  ------------                       ------------
    Net Income                    $  1,009,808             9.4       $    260,973             4.7
                                  ============                       ============

The Company's total sales increased by $ 5,101,658, or approximately 91%, from $5,574,986 in 2000 to $10,676,644 in 2001, with most of this increase attributable to higher military winch sales. Military winch sales increased by $4,635,236 from $1,525,261 in 2000 to $6,160,497 in 2001, primarily due to the fulfillment of U.S. military winch orders received in 2001. Sales of non-military winches increased by $203,560, or approximately 18%, from $1,104,948 in 2000 to $1,308,508 in 2001. Special order sales increased by $366,594, or approximately 39%, from $937,115 in 2000 to $1,303,709 in 2001.
Sales of hubs, conversion kits and other products declined by $103,732, or approximately 5%, from $2,007,662 in 2000 to $1,903,930 in 2001.

The Company's gross margins on its sales increased from 41.7% in 2000 to 44.5% in 2001, primarily due to a shift in the Company's 2001 product mix to higher margin military winch sales. Selling costs increased by $382,549, or approximately 69%, from $551,266 in 2000 to $933,815 in 2001, but decreased from 9.9% of sales in 2000 to 8.8% of sales in 2001. Most of this increase in selling costs was due to variable sales commissions paid on higher sales volumes.

General and administrative expenses of the Company increased by $812,208, or about 67%, from $1,215,169 in 2000 to $2,027,377 in 2001, but declined as a percentage of sales from 21.8% in 2000 to 19% in 2001. Most of this increase was due to higher compensation and facilities costs related to the fulfillment of higher sales volumes. Salaries and wages increased by $584,852, or approximately 114%, from $512,364 in 2000 to $1,097,216 in 2001. Employee-related costs such as payroll taxes and benefits increased by $63,904, or approximately 89%, from $71,923 in 2000 to $135,827 in 2001. Rental costs for the Company's facilities increased by $59,215, or approximately 63%, from $94,083 in 2000 to $153,298 in 2001. Research and development costs increased by $27,503, or approximately 120%, from $22,902 in 2000 to $50,405 in 2001.

As the result of the 91% increase in sales revenues and continued improvement in the Company's profit margin, the Company's 2001 income from operations increased by $1,232,548, or approximately 221%, from $557,304 in 2000 to $1,789,852 in
2001. Interest expenses were $151,582 in 2001 compared to $139,197 in 2000, reflecting greater borrowings at lower borrowing costs. In 2001, the Company earned $20,930 in other income from interest and the sale of assets, compared to other expenses of $10,985 for licensing costs in 2000. Consequently, income before taxes increased by $1,252,078, or approximately 307%, from $407,122 in 2000 to $1,659,200 in 2001.

The Company's 2001 net income after taxes increased by $948,835, or approximately 364%, from $260,973 in 2000 to $1,009,808 in 2001. Income taxes increased from $146,149 in 2000 to $649,391 in 2001 due to the Company's increased income and the full utilization of the Company's previous net operating loss carry-forwards in 2000.

In 2001, the Company's net income per common share was $.09 compared to $.02 per share in 2000 based on 10,634,357 average number of shares outstanding in 2001 and 10,661,280 average number of shares outstanding in 2000. In 2000, incremental shares related to stock options were anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

On March 7, 2000, the Company replaced its $1,750,000 asset-based credit facility with a new working capital line of credit of $1,750,000 from another lender at an interest rate of 3.0% above the 30-Day Dealer Commercial Paper Rate. This new facility is secured by substantially all of the Company's assets. The above credit agreement contains certain affirmative, negative and financial covenants that, among others, specify net worth and net cash flow requirements and the maintenance of debt to tangible net worth coverage ratios. As of December 31, 2001 and 2000, the Company was in compliance with its lender's covenants.

On February 28, 2002, the Company's lender increased the maximum amount of the Company's working capital line of credit to $3,500,000, extended its maturity date to February 28, 2003, and decreased the interest rate on all borrowings to 2.55% above the One Month London Interbank Offered Rate.

At December 31, 2001, the Company had working capital of $2,401,363 compared to $1,413,624 at December 31, 2000. The Company's current ratio decreased to 1.57 on December 31, 2001, from 1.62 on December 31, 2000. During 2001, the Company's current assets increased by $2,906,367, from $3,711,178 on December 31, 2000, to $6,617,545 on December 31, 2001. $1,718,887 of this increase was due to increased receivables and $1,004,512 of this increase was due to increased inventories. This increase in receivables is due primarily from the U.S. Government for winch sales in the fourth quarter of 2001, and the inventory increase is primarily related the Company's military winch order. These increases in current assets were financed by a $890,397 increase in borrowings under the Company's line of credit, which increased from $1,693,885 on December 31, 2000 to $2,584,282 on December 31, 2001. The Company's accounts payable increased by $578,305 from $533,038 on December 31, 2000 to $1,111,343 on December 31, 2001, and taxes payable increased by $395,664 from $29,874 on December 31, 2000 to $425,538 on December 31, 2001.

The Company's cash balances increased by $22,898 from the December 31, 2000 level of $27,191 to $50,089 on December 31, 2001. However, these cash balances are not indicative of the Company's true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid. The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic borrowings from its working capital line of credit. As the Company's revenue growth is anticipated to continue, particularly if it receives additional military contracts, the Company will be funding its working capital needs primarily from operations and from the recently increased line of credit. The Company also anticipates more efficient utilization of its inventories. Consequently, the Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs, and will be repurchasing some of its shares if it believes that their market price is undervalued. The Company had no material capital expenditure commitments at December 31, 2001.

ITEM 7. FINANCIAL STATEMENTS

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1:

        Report of Independent Certified Public Accountants ........   F-1
        Report of Independent Certified Public Accountants ........   F-2
        Consolidated Balance Sheets - December 31, 2001
            and December 31, 2000 .................................   F-3
        Consolidated Statements of Operations - Years Ended
           December 31, 2001 and 2000 .............................   F-4
        Consolidated Statements of Shareholders' Equity - Years
           Ended December 31, 2001 and 2000  ......................   F-5
        Consolidated Statements of Cash Flows - Years Ended
           December 31, 2001 and 2000  ............................   F-6
        Notes to Consolidated Financial Statements  ...............   F-7 - F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 16, 2001, the Company filed SEC Form 8-K announcing the change in the Company's Certifying Accountant from Spear Safer Harmon & Co to Puritz and Weintraub, which subsequently merged with Berenfeld Spritzer Shechter & Sheer. The Company had no disagreements with its former accounting firm.

                                              PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2001, the Executive Officers and Directors of the Company were:

          NAME                         AGE                  POSITION
          ----                         ---                  --------
    Richard E. Aho                      57            Chairman, President,
                                                       Chief Executive Officer,
                                                       Director
    Drew V. Aho                         35            Executive Vice President,
                                                       Director
    Alvin A. Hirsch                     57            Secretary, Treasurer,
                                                       Chief Financial Officer
    Leslie J. Aho                       45            Director
    George R. Shelley                   71            Director

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

DREW V. AHO has worked for the Company since its inception, with responsibilities for purchasing, engineering, marketing, product development and sales. He became Vice President of the Company in 1989 and Executive Vice President in 2001. He is the executive officer responsible for the Company's sales and marketing functions. He was elected to the Company's Board of Directors in 2001. Drew Aho is the son of Richard Aho.

ALVIN A. HIRSCH joined the Company as Secretary, Treasurer and Chief Financial Officer on December 1, 2001. Mr. Hirsch has been the President of Hirsch & Company, Inc., a management consulting firm, since 1986. Mr. Hirsch has also served as Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer or Financial Manager of several public and private companies during the past 19 years and has served as a Vice President and a Managing Director of Bankers Trust Company during the period 1970 to 1983.

LESLIE J. AHO has worked for the Company since its inception and became Secretary, Treasurer and a Director of the Company in 1993. Until September 2001, she was the officer responsible for the Company's production planning, assembly, warehousing, shipping and human resources management. Ms. Aho is the former wife of Richard Aho.

GEORGE R. SHELLEY was elected to the Board of Directors in 1999. Mr. Shelley currently serves as President of Autoart Investments, Inc. He retired in 1988 as Vice President of Alco Standard, Inc., which had purchased Shelley Manufacturing Company in 1971.

Each director of the Company will serve until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer will serve until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 1996 and 1997, the Company believes that Richard Aho and Lelie Aho did not file Form 4 or Form 5 for the Company's 2001 fiscal year on a timely basis. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

The following table and notes present for the three years ended December 31, 2001, all compensation paid by the Company to Richard E. Aho, its President and Chief Executive Officer, who is the only executive officer whose total compensation exceeded $100,000 in any of the years ended December 31:

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
                                 Fiscal         ----------------------------
  Name and Position               Year            Salary              Bonus
  -----------------              ------         ----------          --------
  Richard E. Aho, President       2001          $  146,600          $143,500
  Chief Executive Officer         2000          $  146,361
                                  1999          $  143,000

Mr. Aho has received no compensation from the Company other than his salary and bonus in each of these years noted above. Commencing February 1, 2002, each director receives a monthly directors fee of $300 for his or her services as a director. On July 1, 2001, the Company adopted a SIMPLE IRA Plan for its eligible employees. On January 16, 2002, Company's Board of Directors approved a 2002 Stock Plan to provide for stock options for employees and others. On December 1, 2001, the Company executed a one year Executive Employment Agreement with its Secretary, Treasurer and Chief Financial Officer.

The Company does not have a compensation committee. Compensation is determined by the Chief Executive Officer on the basis of the value of an employee or a contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration.

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

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any other shareholders act as a "group", as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 2001, the Company had issued and outstanding 10,634,357 shares of common stock.

Name and Address                    Number of Shares              Percentage of
of Common Stock                     of Common Stock                Common Stock
Beneficial Owner                   Beneficially Owned               Ownership

Richard E. Aho (1)(2)(3)              4,737,380                       44.55%
1450 S.W. 13th Court
Pompano Beach, FL 33069

Leslie J. Aho (1)(3)(4)               1,944,755                       18.29%
1450 S.W. 13th Court
Pompano Beach, FL 33069

Chatsworth Management Services        1,000,000                        9.40%
1 Connaught Place
London, England W2 2D4

George R. Shelley (1)                   566,000                        5.32%
1412 S.W. 12th Court
Pompano Beach, FL 33069

David Allsopp                           535,000                        5.03%
Four Falls Corporate Center
West Conshohocken, PA

Drew V. Aho (1)(2)(5)(6)                140,000                        1.32%
1450 S.W. 13th Court
Pompano Beach, FL 33069

Alvin A. Hirsch (2)                      10,304                         .10%
1450 S.W. 13th Court
Pompano Beach, FL 33069

All Executive Officers and
Directors as a group (5 persons)      5,453,684                       51.28%

(1)        Director

(2)        Officer

(3) Includes 1,944,755 shares owned by Leslie Aho, of which Richard Aho is the beneficial owner by virtue of a September 14, 2001 Shareholders Agreement.

(4)        Leslie J. Aho is the former wife of Richard E. Aho
(5)        Drew V. Aho is the son of Richard E. Aho
(6) Includes 40,000 shares held in trust for Mr. Aho's daughter but excludes 50,000 shares held by Mr. Aho's wife, in which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During 2001, the Company's President made temporary loans to the Company totaling $29,000 and received temporary loans from the Company totaling $46,000. All such temporary loans were for less than 90 days and were fully repaid by December 31, 2001. The Company warehouses certain inventory with a relative of the Company's President in Kalama, Washington. Rent of $5,940 was paid to this relative during 2001 and 2000 on a month-to-month basis. This relative also received sales commissions totaling $40,300 during 2001 and $35,200 during 2000.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a EXHIBITS

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

(b) FORM 8-K

SEC Form 8-K was filed on October 2, 2001, by the Company announcing an increase in the total value of its military winch order from $3,568,969 to $7,137,938 as a result of the military's exercising its option for 1404 additional winch/ bumper assemblies.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MILEMARKER INTERNATIONAL, INC.


Dated:  March 15, 2002                     By: /s/ Richard E. Aho
                                               --------------------------------
                                               Richard E. Aho, Chairman,
                                               President and Chief Executive
                                               Officer



                                           By: /s/ Alvin A. Hirsch
                                               --------------------------------
                                               Alvin A. Hirsch, Secretary,
                                               Treasurer and Chief Accounting
                                               Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

    Signatures                    Titles                          Dates
    ----------                    ------                          -----

/s/ Richard E. Aho         President, Chairman,               March 15, 2002
------------------------   Chief Executive Officer,
    Richard E. Aho         and Director


/s/ Drew V. Aho            Executive Vice President,          March 15, 2002
------------------------   Director
    Drew V. Aho



/s/ Leslie J. Aho          Director                           March 15, 2002
------------------------
  Leslie J. Aho



/s/ George R.Shelley       Director                           March 15, 2002
------------------------
George R. Shelley

                       BERENFELD SPRITZER SHECHTER & SHEER
                          CERTIFIED PUBLIC ACCOUNTANTS
                        2237 N. Commerce Parkway, Suite 3
                              Weston, Florida 33326
                   Telephone (954) 370-2727 Fax (954) 370-2776


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mile Marker International, Inc.

We have audited the accompanying consolidated balance sheet of Mile Marker International, Inc. as of December 31, 2001 and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mile Marker International, Inc. as of December 31, 2001 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

Berenfeld Spritzer Shechter & Sheer

March 4, 2002
Weston, Florida

                                                   SPEAR SAFER HARMON & CO
                                                   PROFESSIONAL ASSOCIATION
                                                 CERTIFIED PUBLIC ACCOUNTANTS

                                               8350 N.W. 52nd Terrace, Suite 301
                                                      Miami, Florida 33166
                                                        1-800-776-1099
                                                     Tel: (305) 591-8850
                                                     Fax: (305) 593-9883



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder
MileMarker International, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of MileMarker International, Inc. as of December 31, 2000, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MileMarker International, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Spear, Safer, Harmon & Co.

Ft. Lauderdale, Florida
March 16, 2001

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                                                       December 31,          December 31,
ASSETS                                                                                    2001                   2000
                                                                                      -------------          -------------
CURRENT ASSETS
  Cash                                                                                $      50,089           $      27,191
  Accounts Receivable, net of allowance for doubtful
    accounts of $29,000 and $ 25,000, respectively                                        3,063,209               1,344,322
  Inventories                                                                             3,254,473               2,249,961
  Notes and Other Receivables                                                               149,764                  11,893
  Deferred Tax Asset                                                                         39,800                  63,993
  Prepaid Expenses                                                                           60,210                  13,818
                                                                                      -------------           -------------
      Total Current Assets                                                                6,617,545               3,711,178

PROPERTY AND EQUIPMENT, NET                                                                 440,681                 258,987

OTHER ASSETS                                                                                101,904                 142,710
                                                                                      -------------           -------------
        TOTAL ASSETS                                                                      7,160,130               4,112,875
                                                                                      =============           =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                                                          2,584,282               1,693,885
  Notes Payable - Current Portion                                                            21,066                      --
  Accounts Payable                                                                        1,111,343                 533,038
  Income Taxes Payable                                                                      425,538                  29,874
  Accrued Liabilities                                                                        73,953                  40,757
                                                                                      -------------           -------------
      TOTAL CURRENT LIABILITIES                                                           4,216,182               2,297,554

DEFERRED TAX CREDIT                                                                          42,172                  11,143

LONG-TERM DEBT

  Other Notes Payable                                                                        87,790                      --

                                                                                      -------------           -------------
      TOTAL LIABILITIES                                                                   4,346,144               2,308,697
                                                                                      =============           =============

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
  authorized, 10,634,357 shares issued and outstanding
  outstanding in 2001 and 2000, respectively.                                                10,634                  10,634
Additional Paid-in Capital                                                                1,521,215               1,521,215
Retained Earnings                                                                         1,282,137                 272,329
                                                                                      -------------           -------------
      TOTAL SHAREHOLDERS' EQUITY                                                          2,813,986               1,804,178

                                                                                      -------------           -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                              $   7,160,130           $   4,112,875
                                                                                      =============           =============


The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                           2001                    2000
                                                                                      -------------            ------------

SALES                                                                                 $  10,676,644            $  5,574,986
COST OF SALES                                                                             5,925,600               3,251,247
                                                                                      -------------            ------------

              GROSS PROFIT                                                                4,751,044               2,323,739
                                                                                      -------------            ------------

SELLING EXPENSES                                                                            933,815                 551,266
                                                                                      -------------            ------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Salaries and Wages                                                                     1,097,216                 512,364
   Professional Fees                                                                        240,534                 236,764
   Rent                                                                                     153,298                  94,083
   Depreciation and Amortization                                                            119,317                 106,084
   Insurance                                                                                 74,415                  53,496
   Vehicle Expenses                                                                          53,568                  35,888
   Research & Development                                                                    50,405                  22,902
   Other                                                                                    238,624                 153,588
                                                                                      -------------            ------------
      Total General and Administrative Expenses                                           2,027,377               1,215,169
                                                                                      -------------            ------------
              Total Expenses                                                              2,961,192               1,766,435
                                                                                      -------------            ------------

INCOME FROM OPERATIONS                                                                    1,789,852                 557,304
                                                                                      -------------            ------------

OTHER INCOME/ (EXPENSE)

       Interest Expense                                                                    (151,582)               (139,197)
       Licensing Costs                                                                           --                 (10,985)
       Interest Income                                                                       10,430                      --
       Gain on Sale of Assets                                                                10,500                      --
                                                                                      -------------            ------------
                Total Other Income/(Expense)                                               (130,652)               (150,182)
                                                                                      -------------            ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                  1,659,200                 407,122

Provision for Income Taxes                                                                 (649,392)               (146,149)
                                                                                      -------------            ------------

      NET INCOME                                                                         $1,009,808                $260,973
                                                                                      =============            ============

PER SHARE DATA:

   Weighted Average Shares Outstanding                                                   10,634,357              10,661,280

  INCOME PER COMMON SHARE - BASIC AND DILUTED                                                 $0.09                   $0.02


The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                     ADDITIONAL
                                                        TOTAL              COMMON STOCK               PAID IN          RETAINED
                                                       EQUITY          SHARES          AMOUNT         CAPITAL          EARNINGS
                                                ---------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1999                          $1,568,205      10,684,357        $10,684       $1,546,165          $11,356

Net Profit for Year 2000                                260,973              --             --               --          260,973

Purchase and retirement of shares                       (25,000)        (50,000)           (50)         (24,950)              --

                                                ---------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2000                           1,804,178      10,634,357         10,634        1,521,215          272,329

Net Profit for Year 2001                              1,009,808              --             --               --        1,009,808

                                                ---------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2001                          $2,813,986      10,634,357        $10,634       $1,521,215       $1,282,137
                                                =================================================================================

The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                           2001                     2000
                                                                                        -----------              -----------
OPERATING ACTIVITIES
Net income                                                                              $ 1,009,808               $ 260,973
Adjustments to reconcile net income to net cash
(Used) by operating activities:
  Depreciation and amortization                                                             147,010                 112,715
  Deferred income taxes                                                                      55,222                  25,150
  Bad debts                                                                                  62,996                  10,619
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                                  (1,781,883)               (411,431)
    Inventories                                                                          (1,004,512)               (500,096)
    Prepaid expenses                                                                        (46,392)                  2,471
    Other receivables                                                                      (137,871)                  1,400
    Other assets                                                                              1,194                 (21,810)
(Decrease) increase in:
    Accounts payable                                                                        578,305                 316,962
    Income taxes payable                                                                    395,664                  29,874
    Accrued liabilities                                                                      33,196                 (10,586)
                                                                                        -----------               ---------
Net cash (used) by operating activities                                                    (687,263)               (183,759)

INVESTING ACTIVITIES:
Capital equipment acquisitions                                                             (289,093)               (199,194)
                                                                                        -----------               ---------
Net cash (used) in investing activities                                                    (289,093)               (199,194)

FINANCING ACTIVITIES
Proceeds of short term borrowing - net                                                      911,464                 292,314
Purchase and retirement of common stock                                                          --                 (25,000)
Repayment of shareholder loans                                                                   --                 (45,000)
Proceeds from long term borrowing                                                           119,538                      --
Principal payments on long-term debt                                                        (31,748)                     --
                                                                                        -----------               ---------
Net cash provided by financing activities                                                   999,254                 222,314

Increase/(decrease) in Cash                                                                  22,898                (160,639)

Cash at Beginning of Period                                                                  27,191                 187,830

                                                                                        -----------               ---------
Cash at End of Period                                                                       $50,089                 $27,191
                                                                                        ===========               =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                                $151,582                $155,955
   Cash paid during the period for income taxes                                            $198,505                 $91,125


The accompanying Notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

    b.  Organization and Business

Mile Marker International, Inc., through its wholly-owned operating subsidiary, Mile Marker Inc., is a distributor of an innovative line of hydraulic winches used by the U.S. military, owners of sport utility vehicles and light trucks, and a line of hubs, which are components in four-wheel drive automobile transmission systems,. The Company is one of three nationally-recognized suppliers of "Wheel Locking Hubs" as well as other accessory items. The Company also assembles and markets unique hydraulic winches which use a vehicle's power steering pump as the energy source as well as a "Selectric Drive" full-time 4 wheel drive coupling device. The Company's customer base is located throughout the United States and certain foreign countries.

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

    c.  Revenue Recognition

The Company recognizes revenue when the economic risk for the goods is passed to the buyers, which is usually at the time of shipping, net of sales returns and trade discounts.

    d.  Cash

At December 31, 2001, cash included net deposits of approximately $3,000 maintained by the Company's lender pending the repayment of the Company's borrowings. Also, $144,471 of outstanding checks at December 31, 2001 pending funding from the Company's line of credit were included in the Company's outstanding balance on its line of credit.

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

    f.  Inventory

Inventories consist primarily of merchandise purchased for resale and are valued at the lower of cost (first-in, first-out basis) or market.

    g.  Property and Equipment

Property and equipment is stated at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, usually five years. Expenditures for repairs and maintenance are charged to operations as incurred, and additions and improvements that extend the lives of the assets are capitalized.

     h.  Amortization

The cost of patents is being amortized on a straight line basis over their expected lives, usually twelve years. Deferred financing charges incurred in connection with the Company's credit agreement (see Note 5) with the Company's lender are being amortized over the life of the credit facility, as extended.

     i.  Income Taxes

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

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     j.  Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The diluted share base for the year ended December 31, 2000 excluded incremental shares related to stock options since their effect was anti-dilutive.

     k.  Use of Estimates

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

     l.  Accounting for Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets for impairment on an exception basis. At December 31, 2001 and 2000, the Company believes no material impairments existed.

     m.  Recent Pronouncements in Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities", which is effective for fiscal periods beginning after June 15, 2000. There is no impact to its financial reporting or presentation due to the adoption of SFAS No. 133, as amended by SFAS No. 138.

In June and September, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139 "Recission of FASB Statement No. 53 and Amendment to FASB Statements No. 63, 89 and 121" and Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," respectively. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No.139 and SFAS 140.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", which is effective for fiscal periods beginning after December 15, 2001. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 142.

     n.  Reclassifications

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

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                             2001                    2000
                                             ----                    ----

        Molds, dies and tooling          $     956,496           $    890,311
        Autos and trucks                       164,147                 74,619
        Office equipment                       144,437                106,248
                                         -------------           ------------
                                             1,265,080              1,071,178
        Less accumulated depreciation         (824,399)              (812,191)
                                         -------------           ------------
                                         $     440,681           $    258,987
                                         =============           ============

Depreciation expense was approximately $77,000 in 2001 and $72,000 in 2000.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. OTHER ASSETS

   Other assets consist of the following:

                                                        2001         2000
                                                        ----         ----

        Patents, net of amortization                  $ 72,305    $  84,305
        Security deposits                               24,599       15,681
        CSVI - officer life insurance                       --       37,724
        Deferred financing costs, net of
          amortization                                   5,000        5,000
                                                      --------    ---------
                                                     $ 101,904    $ 142,710
                                                     =========    =========

5. NOTES PAYABLE

      Notes payable consist of the following:

                                                        2001         2000
                                                        ----         ----

      Note payable - line of credit under
      revolving credit agreement, interest
      at 30-Day Dealer Commercial Paper Rate
      plus 2.75%, secured by all assets of
      the Company                                  $ 2,584,282    $ 1,693,885

      Notes payable to financial institutions at
      various interest rates from 7.0% to 9.35%,
      secured by vehicles                              108,856             --
                                                   -----------    -----------
                                                     2,693,138      1,693,885
      Less amounts due within one year              (2,605,348)    (1,693,885)
                                                   -----------    -----------
            Amount due after one year              $    87,790    $        --
                                                   ===========    ===========

On March 7, 2000, the Company replaced its $1,750,000 asset-based credit facility with a new working capital line of credit of $1,750,000 from another lender at an interest rate of 3.0% above the 30-Day Dealer Commercial Paper Rate. This new facility is secured by substantially all of the Company's assets. The above credit agreement contains certain affirmative, negative and financial covenants that, among others, specify net worth and net cash flow requirements and the maintenance of debt to tangible net worth coverage ratios. As of December 31, 2001 and 2000, the Company was in compliance with its lender's covenants.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. NOTES PAYABLE (CONTINUED)

On February 28, 2002, the Company's lender increased the maximum amount of the Company's working capital line of credit to $3,500,000, extended its maturity date to February 28, 2003 and decreased the interest rate on borrowings to 2.55% above the One Month London Interbank Offered Rate.

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

7. INCOME TAXES

The Company's provision for income taxes for the years ended December 31 is comprised of the following:

                                          2001                    2000
                                          ----                    ----
        Currently payable:
            Federal                     $ 507,574              $ 103,000
            State                          86,595                 18,000
                                        ---------              ---------
                                          594,169                121,000
            Deferred                       55,223                 25,149
                                        ---------              ---------
                                        $ 649,392              $ 146,149
                                        =========              =========

The Company's deferred tax asset and the deferred tax credit consisted of the following:

                                          2001                  2000
                                          ----                  ----
 Deferred Tax Asset:
  Allowances for inventory, bad debts
    and warranty                       $  39,800               $ 63,993
    Less Valuation Allowance                 -0-                    -0-
                                       ---------               --------
    Net Deferred Tax Asset             $  39,800               $ 63,993
                                       =========               ========
Deferred Tax Credit:
     Depreciation                      $  42,172               $ 11,143
                                       =========               ========

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. INCOME TAXES (CONTINUED)

A reconciliation of income tax at the statutory rate to the Company's effective tax rates is as follows:

                                                         2001          2000
                                                        ------         ----
      Federal income tax at statutory rate               34.0%         34.0%
      Effect of state rate                                3.6%          3.6%
      Various book/tax timing differences                 1.5%         12.0%
      Benefit of net operating loss carry-forward         0.0%        (13.7)
                                                        ------       ------
                         Income tax expense              39.1%         35.9%
                                                        ======       ======

8. COMMON STOCK AND STOCK OPTIONS

On April 25, 1997, the Company issued an option exercisable through March 31, 2000, to a key employee of the Company for the purchase of 100,000 shares of common stock at an exercise price of $.50 per share. This stock option expired on March 31, 2000.

On December 31, 1997, the Company issued 50,000 shares of common stock to its President/Chairman in consideration for the conversion of $25,000 of his shareholder loan to the Company (approximately $.50 per share). On July 3, 2000, the Company repurchased these 50,000 shares of common stock for total consideration of $25,000 and retired the repurchased shares.

On October 29, 1999, the Company issued an option exercisable through October 31, 2002, to a key consultant of the Company for the purchase of 150,000 shares of common stock at an exercise price of $.60 per share. During 2001 and 2000, no options were exercised, and this option was returned and cancelled on November 30, 2001.

9. RELATED PARTY TRANSACTIONS

During 2001, the Company's President made temporary loans to the Company totaling $29,000 and received temporary loans from the Company totaling $46,000. All such temporary loans were for less than 90 days and were fully repaid by December 31, 2001. The Company warehouses certain inventory with a relative of the Company's President in Kalama, Washington. Rent of $5,940 was paid to this relative during 2001 and 2000 on a month-to-month basis. This relative also received sales commissions totaling $40,300 during 2001 and $35,200 during 2000.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office and warehouse facilities under non-cancelable leases through 2008. Rent expense for the years ended December 31, 2001 and 2000 were approximately $153,000 and $94,000, respectively. The Company also has several operating leases for office equipment through 2005.

At December 31, 2001, future minimum lease payments are as follows:

                        2002            150,026
                        2003            136,766
                        2004            138,124
                        2005            141,025
                        2006            142,923
                        Thereafter      221,530
                                       --------
                                       $930,394
                                       ========
LEGAL

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company's operations or finances.

On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and inter-ference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. The Company alleged that Peterson Publishing conspired with its advertiser, Warn Industries, to deliberately misrepresent the quality and performance of the Company's product to potential consumers, thereby adversely affecting the Company's sales and profits. In December of 2000, the trial judge entered a summary judgment against the Company on its defamation claim against Peterson, which the Company has appealed. The Company's appeal was heard by the Florida Fourth District Court of Appeals on February 5, 2002, but no ruling has yet been received. In response to the Company's legal action, Peterson Publishing filed a counter-claim for alleged defamation by the Company and the Company's Chief Executive Officer, which has been deferred during the appeal. The Company dismissed its claims and exchanged

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

releases with Warn Industries. This litigation has resulted in professional costs to the Company of about $50,000 and $110,000 during 2001 and 2000, respectively. How-ever, the Company's management is unable at this time to quantify the final effects of this legal action upon the Company's finances or its operations

11. INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company operates predominantly in one industry segment - that being the production, distribution and marketing of hydraulic winches and 4-wheel drive hubs and coupling devices. During 2001 and 2000, sales to the top five customers amounted to approximately 78% and 57% of total sales, respectively.

The Company operates worldwide, but primarily in North America, Australia and Europe. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Foreign revenues, foreign operating income and foreign identifiable assets were approximately $285,000, $48,000 and $240,000, respectively, in 2001, and approximately $236,000, $24,000 and $261,000, respectively, in 2000. All transactions are recorded in U.S. Dollars. The Company has assets and its major supplier located in Taiwan, The Republic of China. To date, the Taiwan economy has been impacted by the economic uncertainty associated with many of the countries in the region. However, the Company's management is unable to quantify the extent of such impact on the Company's operations.

12.  SUBSEQUENT EVENTS

On January 16, 2002, Company's Board of Directors approved a 2002 Stock Plan to provide for stock options for employees and others. This Plan is subject to shareholder approval within one year. On January 16, 2002, Company's Board of Directors issued incentive stock options for 25,000 shares each to two of the Company's employees, exercisable at $0.60 for a period of five years.