Form 10QSB
period 2002-03-31
MILEMARKER INTERNATIONAL INC
filed 2002-05-01
CIK 930121

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002	Commission file Number 0-26150

MILE MARKER INTERNATIONAL, INC.

(Exact Name Of Small Business Registrant As Specified In Its Charter)

Florida	11-2128469

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1450 S.W. 13th Court, Pompano Beach, Florida 33069

(Address of principal executive offices)

Registrant’s Telephone Number: (954) 782-0604

     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     On March 31, 2002, the Registrant had outstanding 10,634,357 shares of common stock, $.001 par value.

MILE MARKER INTERNATIONAL, INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets, March 31, 2002 and December 31, 2001	4

Consolidated Statements of Operations, Three months ended March 31, 2002 and March 31, 2001	5

Consolidated Statements of Cash Flows, Three months ended March 31, 2002 and March 31, 2001	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	8-9

PART II OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Changes in Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

MILE MARKER INTERNATIONAL, INC.

FORWARD-LOOKING STATEMENTS

     When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “ will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
UNAUDITED

	March 31,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS

Cash	$200,203	$50,089

Accounts Receivable, net of allowance for doubtful accounts of $35,000 and $29,000, respectively	1,579,246	3,063,209

Inventories	3,400,805	3,254,473

Notes and Other Receivables	374,478	149,764

Deferred Tax Asset	48,445	39,800

Prepaid Expenses	26,656	60,210

Total Current Assets	5,629,833	6,617,545

PROPERTY AND EQUIPMENT, NET	404,893	440,681

OTHER ASSETS	130,571	101,904

Total Assets	6,165,297	7,160,130

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes Payable — Line of Credit	1,825,738	2,584,282

Notes Payable — Current Portion	14,799	21,066

Accounts Payable	455,232	1,111,343

Income Taxes Payable	356,490	425,538

Accrued Liabilities	83,689	73,953

Total Current Liabilities	2,735,948	4,216,182

DEFERRED TAX CREDIT	44,212	42,172

LONG-TERM DEBT

Notes Payable	58,546	87,790

Total Liabilities	2,838,706	4,346,144

SHAREHOLDERS’ EQUITY

Common Stock, $.001 par value; 20,000,000 shares authorized, 10,634,357 shares issued at March 31, 2002, and December 31, 2001, respectively	10,634	10,634

Additional Paid-in Capital	1,521,215	1,521,215

Treasury Shares (100,000 shares at cost)	(62,000)	—

Retained Earnings	1,856,742	1,282,137

Total Shareholders’ Equity	3,326,591	2,813,986

Total Liabilities & Shareholders’ Equity	$6,165,297	$7,160,130

     The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001
UNAUDITED

	2002	2001

Sales	$3,509,080	$1,514,872

Cost of Sales	1,668,738	927,350

Gross Profit	1,840,342	587,522

Selling Expenses	246,863	168,046

General and Administrative Expenses

Salaries and Wages	361,671	199,552

Professional Fees	79,578	57,211

Rent	41,734	27,395

Depreciation and Amortization	34,038	27,720

Insurance	22,983	12,601

Vehicle Expenses	12,827	10,527

Research & Development	3,594	29,005

Other	81,707	57,365

Total General and Administrative Expenses	638,132	421,376

Total Expenses	884,995	589,422

Income/(Loss) From Operations	955,347	(1,900)

Other Income/(Expense)

Interest Expense	(26,377)	(40,157)

Interest Income	4,481	—

Loss on Sale of Assets	(5,322)	—

Total Other Income/(Expense)	(27,218)	(40,157)

Income before (Provision)/Benefit for Income Taxes	928,129	(42,057)

(Provision)/Benefit for Income Taxes	(353,525)	13,250

Net Income/(Loss)	$574,604	$(28,807)

Per Share Data:

Weighted Average Shares Outstanding — Basic	10,634,357	10,634,357

Weighted Average Shares Outstanding — Diluted	10,639,194	10,634,357

Earnings Per Common Share — Basic	$0.05	$(0.00)

Earnings Per Common Share — Diluted	$0.05	$(0.00)

     The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
UNAUDITED

	2002	2001

OPERATING ACTIVITIES

Net income/(loss)	$574,604	($28,807)

Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:

Depreciation and amortization	41,728	32,758

Deferred income taxes	(6,605)	(13,250)

Bad debts	9,638	22,493

Changes in operating assets and liabilities:

(Increase) decrease in:

Accounts receivable	1,474,325	(108,050)

Inventories	(146,332)	(199,843)

Prepaid expenses	33,554	(36,285)

Notes and other receivables	(224,714)	(23,550)

Other assets	(28,667)	(29,796)

(Decrease) increase in:

Accounts payable	(656,111)	162,004

Income taxes payable	(69,048)	(25,000)

Accrued liabilities	9,738	(3,928)

Net cash provided/(used) by operating activities	1,012,110	(251,254)

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	29,000	—

Property and equipment acquisitions	(28,674)	(90,883)

Net cash provided/(used) by investing activities	326	(90,883)

FINANCING ACTIVITIES

(Repayments)/proceeds of short term borrowing -net	(764,811)	290,068

Purchase of treasury common stock	(62,000)	—

Proceeds from long term borrowing	—	36,537

Principal payments on long-term debt	(35,511)	—

Net cash (used)/provided by financing activities	(862,322)	326,605

Increase/(decrease) in Cash	150,114	(15,532)

Cash at Beginning of Period	50,089	27,191

Cash at End of Period	$200,203	$11,659

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$19,369	$40,157

Cash paid during the period for income taxes	$429,178	$25,000

     The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiary, Mile Marker, Inc. (collectively “the Company”). All necessary adjustments to the financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001, of Mile Marker International, Inc., as filed with the U.S. Securities and Exchange Com-mission. The summary December 31, 2001, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2001.

     In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the period ended March 31, 2002, includes incremental shares for stock options outstanding during this period, but excludes incremental shares for stock options outstanding during the period ended March 31, 2001, since their effect was anti-dilutive during that period.

Note 2: Shareholders’ Equity

     On March 8, 2002, the Company purchased 100,000 shares of its common stock, $.001 par value, for $62,000. On April 1, 2002, the Company purchased another 100,000 shares of its common stock for $65,000. These shares are being held in the Company’s treasury pending the retirement of 150,000 of these shares.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management’s Discussion or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the three months ended March 31, 2002, and 2001:

	2002	2001

Sales	100.0%	100.0%

Cost of Sales	47.5%	61.2%

Gross Profit	52.5%	38.8%

Selling, General and Administrative Expenses	25.2%	38.9%

Income/(Loss) from Operations	27.3%	(0.1)%

Other Income/(Expense)	(0.8)%	(2.7)%

Pre-Tax Income/(Loss)	26.5%	(2.8)%

Income (Taxes)/Benefit	(10.1)%	0.9%

Net Income/(Loss)	16.4%	(1.9)%

     Sales of $3,509,080 for the three months ended March 31, 2002, were $1,994,208, or approximately 132%, more than comparable first quarter 2001 sales of $1,514,872. This sales increase was due primarily to $2,317,873 more military winch sales in the first quarter of 2002 than in the comparable period in 2001 based on the Company’s fulfillment of military orders. This increase in military winch sales was partially offset by a decrease of approximately $224,000 in special order sales and approximately $114,000 in hub sales during the first quarter of 2002 compared to 2001.

     The Company’s gross margins on its sales increased from 38.8% in 2001 to 52.5% in 2002, primarily due to a shift in the Company’s 2002 product mix to its higher-margin hub and winch products. Selling costs increased by $78,817, or approximately 47%, from $168,046 in 2001 to $246,863 in 2002, but decreased from 11.1% of sales in 2001 to 7.0% of sales in 2002. Most of this increase in selling costs was due to variable sales commissions paid on higher sales volumes.

     General and administrative expenses for the three months ended March 31, 2002, increased by $216,757, or about 51%, from $421,376 in the first quarter of 2001 to $638,133 in the first quarter of 2002. The most significant increase in general and administrative expenses from the first three months of 2001 related primarily to employee compensation expenses, which increased by $162,119, or approximately 81%, over 2001 levels as the Company’s staffing level was increased to handle its substantial increase in sales. All other categories of expenses, except research and development, increased as well due to the increased sales volumes. Relative to its sales, however, the Company’s total general and administrative costs decreased from 27.8% of sales in the first quarter of 2001 to 18.2% of sales in the first quarter of 2002.

     The Company’s results of operations for the first three months of 2002 reflected income of $955,347 compared to a loss from operations of $1,900 during the same period in 2001. Other expenses, consisting primarily of interest, were $12,939 less than in the first three months of 2002 due to lower borrowings and lower interest rates during the first quarter of 2002 than the comparable period in 2001. During the quarter ended March 31, 2002, the Company recorded income before taxes of $928,129 compared to a loss before taxes of $42,057 during the same period in 2001. The Company’s net income of $574,604 after taxes in the first quarter of 2002 compares to a net loss of $28,807 in the first quarter of 2001 after recognizing a tax benefit of $13,250. The net income in the first three months of 2002 represents earnings per share of $.05, both primary and fully diluted, compared to a negligible loss per share in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $492,521 to $2,893,884 on March 31, 2002, from $2,401,363 on December 31, 2001, and the Company’s current ratio increased to 2.06 at March 31, 2002, compared to 1.57 at December 31, 2001. However, the Company’s current assets decreased by $987,712 to $5,629,833 at March 31, 2002, compared to $6,617,545 at December 31, 2001. Most of this decrease in current assets was due to a reduction of $1,483,963 in accounts receivable from the collections of 2001 sales, but was partially offset by a $224,714 net increase in notes receivable from a customer and an increase of $146,332 in inventories.

     The Company’s current liabilities decreased by $1,480,234, from $4,216,182 on December 31, 2001, to $2,735,948 on March 31, 2002. Short-term borrowings under the Company’s line of credit decreased by $758,544 from the December 31, 2001, balance of $2,584,282 to $1,825,738 on March 31, 2002, and accounts payable were reduced by $656,111 from $1,111,343 on December 31, 2001, to $455,232 on March 31, 2002.

     During the first quarter of 2002, the Company’s operating activities provided cash of $1,012,110. $800,322 was used during this period to reduce the Company’s debt, and $62,000 was used to purchase 100,000 shares of the Company’s common stock. Capital expenditures of $28,674 were funded by the $29,000 proceeds from the sale of a vehicle. The Company has no material commitments outstanding for major capital expenditures during 2002. However, the Company may continue to repurchase its shares in the future.

     The Company’s cash balances increased by $150,114 from the December 31, 2001, level of $50,089 to $200,203 on March 31, 2002, due to the timing of deposits in transit. The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings from a lender. On February 28, 2002, the Company’s lender increased the maximum amount of the Company’s working capital line of credit to $3,500,000, extended its maturity date to February 28, 2003, and changed the interest rate on all borrowings to 2.55% above the One Month London Interbank Offered Rate. The Company’s actual borrowings at March 31, 2002, however, were only about 50% of its total availability due to the significant cash flow generated from its operations, which also facilitated a substantial reduction of its accounts payable.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, currently are material to the Company’s operations or finances.

     On March 4, 1999, the Company filed suit against Peterson Publishing and Warn Industries, Inc. in Broward Circuit Court for defamation, civil conspiracy and inter-ference with business practices in connection with a November 1997 published test of its hydraulic winch and power source. In response to the Company’s legal action, Peterson Publishing filed a counter-claim for alleged defamation by the Company and the Company’s Chief Executive Officer. In December of 2000, the trial judge entered a summary judgment against the Company on its defamation claim against Peterson, which was subsequently affirmed upon appeal. The Company dismissed its claims and exchanged releases with Warn Industries. The Company’s management is unable at this time to quantify the final effects of this legal matter upon the Company’s finances or its operations.

Item 2. Changes in Securities and Use of Proceeds

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

MILE MARKER INTERNATIONAL, INC. (Registrant)

May 1, 2002	By: /s/ Richard E. Aho

(Date)	Richard E. Aho, President and Chief Executive Officer

May 1, 2002	By: /s/ Alvin A. Hirsch

(Date)	Alvin A. Hirsch, Secretary/Treasurer and Chief Financial Officer Principal Accounting Officer