Form 10QSB
period 2002-06-30
MILEMARKER INTERNATIONAL INC
filed 2002-07-30
CIK 930121

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002	Commission file Number 0-26150

MILE MARKER INTERNATIONAL, INC.

(Exact Name Of Small Business Registrant As Specified In Its Charter)

Florida	11-2128469

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     On June 30, 2002, the Registrant had outstanding 10,484,357 shares of common stock, $.001 par value.

MILE MARKER INTERNATIONAL, INC.

RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

o	Demand for the Company’s products in general and from the U.S. Government in particular.

o	Magnitude of price and product competition for the Company’s products.

o	Effects of the weather and natural disasters on the demand for the Company’s products.

o	Effects of foreign political, economic or military developments on the Company’s international customer or supplier relationships.

o	Ability to control costs and expenses.

o	Ability to retain qualified personnel.

o	Ability to develop and introduce new or enhanced versions of the Company’s products.

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

MILE MARKER INTERNATIONAL, INC.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets
June 30, 2002 and December 31, 2001
UNAUDITED

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash	$137,773	$50,089
Accounts Receivable, net of allowance for doubtful accounts of $19,000 and $29,000, respectively	1,638,175	3,063,209
Inventories	3,190,767	3,254,473
Notes and Other Receivables	304,076	149,764
Deferred Tax Asset	36,664	39,800
Prepaid Expenses	38,833	60,210

Total Current Assets	5,346,288	6,617,545
PROPERTY AND EQUIPMENT, NET	381,200	440,681
OTHER ASSETS	120,331	101,904

Total Assets	$5,847,819	$7,160,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes Payable — Line of Credit	$1,479,836	$2,584,282
Notes Payable — Current Portion	—	21,066
Accounts Payable	342,649	1,111,343
Income Taxes Payable	291,595	425,538
Accrued Liabilities	47,582	73,953

Total Current Liabilities	2,161,662	4,216,182
DEFERRED TAX CREDIT	15,208	42,172
LONG-TERM LIABILITIES
Notes Payable	—	87,790

Total Long-Term Liabilities	—	87,790

Total Liabilities	2,176,870	4,346,144

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value; 20,000,000 shares authorized, 10,484,357 shares issued at June 30, 2002 and 10,634,357 shares issued at December 31, 2001	10,484	10,634
Additional Paid-in Capital	1,426,865	1,521,215
Treasury Shares (102,500 shares at cost)	(79,763)	—
Retained Earnings	2,313,363	1,282,137

Total Shareholders’ Equity	3,670,949	2,813,986

Total Liabilities & Shareholders’ Equity	$5,847,819	$7,160,130

The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income
Three Months Ended June 30, 2002 and 2001
UNAUDITED

	2002	2001

Sales	$2,883,835	$3,109,807
Cost of Sales	1,386,470	1,635,451

Gross Profit	1,497,365	1,474,356

Selling Expenses	280,914	261,008

General and Administrative Expenses
Salaries and Wages	298,759	261,794
Professional Fees	24,774	51,002
Rent	37,747	38,933
Depreciation and Amortization	36,190	29,381
Insurance	20,226	12,780
Vehicle Expenses	19,034	9,787
Research & Development	11,910	8,040
Other	77,549	56,065

Total General and Administrative Expenses	526,189	467,782

Total Expenses	807,103	728,790

Income from Operations	690,262	745,566

Other Income/(Expense)
Interest Expense	(19,624)	(41,700)
Interest Income	7,866	—

Total Other Income/(Expense)	(11,758)	(41,700)

Income before Provision for Income Taxes	678,504	703,866
Provision for Income Taxes	(221,882)	(286,611)

Net Income	$456,622	$417,255

Per Share Data:
Weighted Average Shares Outstanding — Basic	10,521,857	10,634,357
Weighted Average Shares Outstanding — Diluted	10,534,357	10,634,357
Earnings per Common Share — Basic	$0.04	$0.04
Earnings per Common Share — Diluted	$0.04	$0.04

The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income
Six Months Ended June 30, 2002 and 2001
UNAUDITED

	2002	2001

Sales	$6,392,915	$4,624,680
Cost of Sales	3,055,208	2,562,802

Gross Profit	3,337,707	2,061,878

Selling Expenses	527,776	429,054

General and Administrative Expenses
Salaries and Wages	660,430	461,346
Professional Fees	104,352	108,213
Rent	79,481	66,327
Depreciation and Amortization	70,228	57,101
Insurance	43,209	25,381
Vehicle Expenses	31,862	20,314
Research & Development	15,504	37,045
Other	159,254	113,432

Total General and Administrative Expenses	1,164,320	889,159

Total Expenses	1,692,096	1,318,213

Income from Operations	1,645,611	743,665

Other Income/(Expense)
Interest Expense	(46,001)	(81,857)
Interest Income	12,346	—
Other	(5,322)	—

Total Other Income/(Expense)	(38,977)	(81,857)

Income before Provision for Income Taxes	1,606,634	661,808
Provision for Income Taxes	(575,408)	(273,361)

Net Income	$1,031,226	$388,447

Per Share Data:
Weighted Average Shares Outstanding — Basic	10,570,071	10,634,357
Weighted Average Shares Outstanding — Diluted	10,580,134	10,634,357
Earnings per Common Share — Basic	$0.10	$0.04
Earnings per Common Share — Diluted	$0.10	$0.04

The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows
Six Months Ended June 30, 2002 and 2001
UNAUDITED

	2002	2001

OPERATING ACTIVITIES
Net income	$1,031,226	$388,447
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	85,744	67,076
Deferred income taxes	(23,828)	21,214
Bad debts	14,492	32,401
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,410,542	(1,408,518)
Inventories	63,706	(506,327)
Prepaid expenses	21,377	(35,472)
Notes and other receivables	(154,312)	7,559
Other assets	(42,760)	(33,062)
(Decrease) increase in:
Accounts payable	(768,694)	696,733
Income taxes payable	(133,943)	153,642
Accrued liabilities	(26,371)	2,847

Net cash provided/(used) by operating activities	1,477,179	(613,460)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	29,000	—
Property and equipment acquisitions	(30,930)	(166,917)

Net cash (used) by investing activities	(1,930)	(166,917)

FINANCING ACTIVITIES
(Repayments)/proceeds of short term borrowing—net	(1,104,446)	757,081
Purchase of treasury common stock	(174,263)	—
Proceeds from long term borrowing	—	57,862
Principal payments on long-term debt	(108,856)	—

Net cash (used)/provided by financing activities	(1,387,565)	814,943

Increase in Cash	87,684	34,566
Cash at Beginning of Period	50,089	27,191

Cash at End of Period	$137,773	$61,757

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,525	$81,857
Cash paid during the period for income taxes	$733,178	$98,505

The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

     The unaudited consolidated condensed financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiary, Mile Marker, Inc. (collectively “the Company”). All necessary adjustments to the financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Mile Marker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 2001, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2001.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the period ended June 30, 2002 includes incremental shares for stock options outstanding during this period, but excludes incremental shares for stock options outstanding during the period ended June 30, 2001, since their effect was anti-dilutive during that period.

Note 2: Shareholders’ Equity

     During the six months ended June 30, 2002, the Company purchased 252,500 shares of its common stock, $.001 par value, for $174,263.50. As of June 30, 2002, 102,500 shares were being held in the Company’s treasury, and 150,000 of the Company’s common shares had been retired. In July, 2002, the Company purchased another 72,500 shares of its common stock for $67,263.50.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management’s Discussion or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 2002, and 2001:

	Six Months		Three Months

	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	47.8%	55.4%	48.1%	52.6%

Gross Profit	52.2%	44.6%	51.9%	47.4%
Selling, General and Administrative Expenses	26.5%	28.5%	28.0%	23.4%

Income from Operations	25.7%	16.1%	23.9%	24.0%
Other Income/(Expense)	(0.6)%	(1.8)%	(0.4)%	(1.4)%

Pre-Tax Income	25.1%	14.3%	23.5%	22.6%
Income Taxes	(9.0)%	(5.9%	(7.7)%	(9.2)%

Net Income	16.1%	8.4%	15.8%	13.4%

     Sales of $6,392,915 for the six months ended June 30, 2002, were $1,768,235, or approximately 38%, more than sales of $4,624,680 during the same period in 2001. This sales increase was due primarily to approximately $2,200,000 more military winch sales in the first six months of 2002 than in the comparable period in 2001. The increase in military winch sales during this period was offset by $358,844 in lower sales of special order products. Total sales of $2,883,835 in the three months ended June 30, 2002, were $225,972, or approximately 7%, less than sales of $3,109,807 in the same period in 2001. The major reasons for this decrease were a $134,635 decrease in special products sales and a $113,505 decrease in military winch sales during the June 2002 quarter. Military winch sales constituted about 60% of total sales both in the three months ended June 30, 2002, and the three months ended June 30, 2001. The high sales volume during the six months ended June 30, 2002, was heavily affected by the completion of the $7,137,938 military winch order that the Company announced in 2001, and such high sales volume will not be sustainable in the near future without another similar large military order.

     The Company’s gross profit margin increased from 44.6% of sales in the six months ended June 30, 2001 to 52.2% of sales in the comparable 2002 period primarily due to a decreased volume of lower margin special order products and an increased volume of military winch orders. The gross margin in the three months ended June 30, 2002 increased to 51.9% from 47.4% in the comparable period in 2001 for the same reason.

     Selling costs increased by $98,722, or about 23%, in the first six months of 2002 to $527,776 from $429,054 in the comparable period in 2001. Virtually all of this increase in selling costs was due to increased sales commissions paid on higher sales volume. For the three months ending June 30, 2002, selling costs were approximately $20,000 higher than during the comparable period in 2001 due to higher co-op advertising costs.

     Total general and administrative expenses for the six months ended June 30, 2002, increased by approximately $275,000, or about 31%, to $1,164,320 from $889,159 in the comparable period in 2001. $242,051 of this increase is attributable to increased staffing costs required to fulfill the Company’s substantial military orders and to aggressively market winches to the non-military markets. Higher rent, insurance, depreciation, and vehicle expenses were offset by lower professional fees and research costs during the six months ended June 30, 2002 compared to the comparable period in 2001. Relative to sales volume, the Company’s total general and administrative costs decreased from 19.2% of sales in the first six months of 2001 to 18.2% of sales during the same period in 2002. For the three months ended June 30, 2002, general and administrative expenses increased by $58,407, or approximately 12%, over the comparable period in 2001. These increases in this period were principally in staffing, insurance and vehicle expenses.

     The Company’s results from operations for the first six months of 2002 reflected income from operations of $1,645,611 compared to income from operations of $743,665 during the same period in 2001. This increase of approximately 120% in the first six months of 2002 compared to the same period in 2001 is due to the 38% increase in sales, an improved profit margin and controlled expense increases. Income from operations in the three months ended June 30, 2002, were $690,262, compared to $745,566 in income from operations during the same period in 2001. This decrease of approximately 7% is due primarily to the fact that sales in the second quarter of 2002 were 7% less than sales in the same period in 2001. Interest expenses in the first six months of 2002 were $46,001, compared to $81,857 in the first six months of 2001, reflecting lower borrowing costs and a lower volume of borrowings. Also, during the three months and six months ended June 30, 2002, the Company received $7,866 and $12,346, respectively, of interest income on its notes receivable, compared to no such interest income in 2001.

     During the six months ended June 30, 2002, the Company recorded income before taxes of $1,606,634 compared to income before taxes of $661,808 during the same period in 2001. Net income for the first six months of 2002 totaled $1,031,226 compared to net income of $388,447 for the first six months of 2001, an increase of approximately 166%. This net income represents earnings per common share of $0.10 for the first six months of 2002 compared to earnings per common share of $0.04 for the first six months of 2001. During the three months ended June 30, 2002, the Company recorded net income of $456,622 compared to net income of $417,255 during the same three-month period in 2001, and increase of approximately 9%. This net income represents earnings per common share of $0.04 for the second quarter of 2002 compared to earnings per common share of $0.04 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $783,264 to $3,184,627 on June 30, 2002, from $2,401,363 on December 31, 2001, and the Company’s current ratio increased to 2.46 at June 30, 2002, compared to 1.57 at December 31, 2001. The Company’s current assets decreased by $1,271,257 to $5,346,288 at June 30, 2002, compared to $6,617,545 at December 31, 2001. Most of this decrease was due to collected accounts receivable, that decreased from $3,063,209 on December 31, 2001, to $1,638,175 on June 30, 2001. Offsetting this decrease in accounts receivable was an increase of $154,314 in notes receivable in the first six months of 2002. Inventory levels also decreased by approximately $64,000 during this same period.

     The Company’s current liabilities decreased by $2,054,520 to $2,161,662 at June 30, 2002, compared to $4,216,182 at December 31, 2001, and all $87,790 of the Company’s long term debt was repaid. The Company’s short-term borrowings under its line of credit decreased by $1,104,446 from December 31, 2001 levels, and its trade accounts payable decreased by $768,694 during the six months ended June 30, 2002. Income taxes payable also decreased by $133,943 in the same period. The major source of cash to reduce these liabilities in 2002 was the cash provided by operating activities, which was $1,477,179, compared to $613,460 of cash used by operating activities in the first six months of 2001.

     The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs. The Company has no material commitments outstanding for major capital expenditures during 2002. During the first six months of 2002, the Company invested approximately $31,000 in capital expenditures, primarily tooling. During the first six months of 2002, the Company also utilized $174,263 of its cash to repurchase 252,500 shares of its common stock.

     The Company’s cash balances increased by $87,684 from the December 31, 2001, level of $50,089 to $137,773 on June 30, 2002, due to the timing of deposits in transit. However, these cash balances are not indicative of the Company’s true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company’s credit facility at the time outstanding checks are presented and paid. The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings from a lender.

     On February 28, 2002, the Company’s lender increased the maximum amount of the Company’s working capital line of credit to $3,500,000, extended its maturity date to February 28, 2003, and changed the interest rate on all borrowings to 2.55% above the One Month London Interbank Offered Rate. This credit facility is secured by substantially all of the Company’s assets and contains certain affirmative, negative and financial covenants which, among others, specify tangible net worth and fixed charge coverage requirements. The Company’s actual borrowings at June 30, 2002, however, were only about 42% of its total availability due to the significant cash flow generated from its operations, which facilitated the substantial reduction of its liabilities.

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

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8K

     SEC Form 8-K was filed on May 15, 2002, by the Company announcing the planned repurchase of up to 300,000 additional common shares of the Registrant for a total cost not to exceed $235,000 for the additional shares.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

MILE MARKER INTERNATIONAL, INC. (Registrant)

7/30/02	/s/ Richard E. Aho

(Date)	Richard E. Aho, President and Chief Executive Officer

7/30/02	/s/ Alvin A. Hirsch

(Date)	Alvin A. Hirsch, Secretary/Treasurer and Chief Financial Officer