Form 10QSB
period 2002-09-30
MILEMARKER INTERNATIONAL INC
filed 2002-11-04
CIK 930121

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file
September 30, 2002	Number 0-26150

MILE MARKER INTERNATIONAL, INC.

(Exact Name Of Small Business Registrant As Specified In Its Charter)

Florida	11-2128469

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

Yes   ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     On September 30, 2002, the Registrant had outstanding 10,295,857 shares of common stock, $.001 par value.

MILE MARKER INTERNATIONAL, INC.

RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

•	Demand for the Company’s products in general and from the U.S. Government in particular.

•	Magnitude of price and product competition for the Company’s products.

•	Effects of the weather and natural disasters on the demand for the Company’s products.

•	Effects of foreign political, economic or military developments on the Company’s international customer or supplier relationships.

•	Ability to control costs and expenses.

•	Ability to retain qualified personnel.

•	Ability to develop and introduce new or enhanced versions of the Company’s products.

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

MILE MARKER INTERNATIONAL, INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Condensed Balance Sheets, September 30, 2002 and December 31, 2001	4
Consolidated Condensed Statements of Income, Three months ended September 30, 2002 and September 30, 2001	5
Consolidated Condensed Statements of Income, Nine months ended September 30, 2002 and September 30, 2001	6
Consolidated Condensed Statements of Cash Flows, Nine months ended September 30, 2002 and September 30, 2001	7
Notes to Consolidated Condensed Financial Statements	8
Item 2. Management’s Discussion or Plan of Operation	9-11
Item 3. Controls and Procedures	12
PART II OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Changes in Securities	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
SIGNATURES	13
CERTIFICATIONS	14-15

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheets
September 30, 2002 and December 31, 2001
UNAUDITED

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash	$151,115	$50,089
Accounts Receivable, net of allowance for doubtful accounts of $18,000 and $29,000, respectively	1,297,274	3,063,209
Inventories	3,252,840	3,254,473
Notes and Other Receivables	326,711	149,764
Deferred Tax Asset	38,079	39,800
Prepaid Expenses	51,545	60,210

Total Current Assets	5,117,564	6,617,545
PROPERTY AND EQUIPMENT, NET	385,245	440,681
OTHER ASSETS	102,925	101,904

Total Assets	$5,605,734	$7,160,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes Payable — Line of Credit	$1,284,615	$2,584,282
Notes Payable — Current Portion	—	21,066
Accounts Payable	363,961	1,111,343
Income Taxes Payable	199,095	425,538
Accrued Liabilities	54,222	73,953

Total Current Liabilities	1,901,893	4,216,182
DEFERRED TAX CREDIT	30,138	42,172
LONG-TERM LIABILITIES
Notes Payable	—	87,790

Total Liabilities	1,932,031	4,346,144

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value; 20,000,000 shares authorized, 10,364,357 shares issued at September 30, 2002 and 10,634,357 shares issued at December 31, 2001	10,364	10,634
Additional Paid-in Capital	1,315,485	1,521,215
Treasury Shares (68,500 shares at cost)	(49,191)	—
Retained Earnings	2,397,045	1,282,137

Total Shareholders’ Equity	3,673,703	2,813,986

Total Liabilities & Shareholders’ Equity	$5,605,734	$7,160,130

The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
Three Months Ended September 30, 2002 and 2001
UNAUDITED

	2002	2001

Sales	$1,906,837	$3,086,174
Cost of Sales	1,042,993	1,478,928

Gross Profit	863,844	1,607,246

Selling Expenses	191,836	256,334

General and Administrative Expenses
Salaries and Wages	307,811	348,307
Professional Fees	16,647	58,878
Rent	34,952	44,059
Depreciation and Amortization	36,436	33,063
Insurance	19,828	25,932
Vehicle Expenses	13,573	18,274
Research & Development	14,923	7,118
Other	88,359	60,591

Total General and Administrative Expenses	532,529	596,222

Total Expenses	724,365	852,556

Income from Operations	139,479	754,690

Other Income/(Expense)
Interest Expense	(13,901)	(37,129)
Interest Income	26,117	—
Other Income	5,000	17,383

Total Other Income/(Expense)	17,216	(19,746)

Income before Provision for Income Taxes	156,695	734,944
Provision for Income Taxes	(73,013)	(275,260)

Net Income	$83,682	$459,684

Per Share Data:
Weighted Average Shares Outstanding — Basic	10,374,792	10,634,357
Weighted Average Shares Outstanding — Diluted	10,385,318	10,634,357
Earnings per Common Share — Basic	$0.01	$0.04
Earnings per Common Share — Diluted	$0.01	$0.04

The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Income
Nine Months Ended September 30, 2002 and 2001
UNAUDITED

	2002	2001

Sales	$8,299,752	$7,710,854
Cost of Sales	4,098,200	4,041,730

Gross Profit	4,201,552	3,669,124

Selling Expenses	719,613	685,389

General and Administrative Expenses
Salaries and Wages	968,241	809,652
Professional Fees	120,999	167,091
Rent	114,433	110,386
Depreciation and Amortization	106,664	90,164
Insurance	63,037	51,312
Vehicle Expenses	45,435	38,588
Research & Development	30,427	44,163
Other	247,614	174,023

Total General and Administrative Expenses	1,696,850	1,485,379

Total Expenses	2,416,463	2,170,768

Income from Operations	1,785,089	1,498,356

Other Income/(Expense)
Interest Expense	(59,902)	(118,986)
Interest Income	38,464	6,883
Other (Expense)/Income	(322)	10,500

Total Other Income/(Expense)	(21,760)	(101,603)

Income before Provision for Income Taxes	1,763,329	1,396,753
Provision for Income Taxes	(648,421)	(548,621)

Net Income	$1,114,908	$848,132

Per Share Data:
Weighted Average Shares Outstanding — Basic	10,513,368	10,634,357
Weighted Average Shares Outstanding — Diluted	10,523,760	10,634,357
Earnings per Common Share — Basic	$0.11	$0.08
Earnings per Common Share — Diluted	$0.11	$0.08

The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001
UNAUDITED

	2002	2001

OPERATING ACTIVITIES
Net income	$1,114,908	$848,132
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	130,922	105,652
Deferred income taxes	(13,754)	21,215
Bad debts	22,235	39,442
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,743,701	(938,600)
Inventories	1,633	(897,497)
Prepaid expenses	8,665	(791)
Notes and other receivables	(176,947)	(180,324)
Other assets	(29,472)	(8,821)
(Decrease) increase in:
Accounts payable	(747,382)	365,440
Income taxes payable	(226,443)	383,902
Accrued liabilities	(19,731)	13,282

Net cash provided/(used) by operating activities	1,808,335	(248,968)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	29,000	—
Property and equipment acquisitions	(72,595)	(255,553)

Net cash (used) by investing activities	(43,595)	(255,553)

FINANCING ACTIVITIES
(Repayments)/proceeds of short term borrowing — net	(1,299,667)	470,055
Purchase of treasury common stock	(255,191)	—
Proceeds from long term borrowing	—	119,538
Principal payments on long-term debt	(108,856)	—

Net cash (used)/provided by financing activities	(1,663,714)	589,593

Increase in Cash	101,026	85,072
Cash at Beginning of Period	50,089	27,191

Cash at End of Period	$151,115	$112,263

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55,653	$118,988
Cash paid during the period for income taxes	$885,178	$143,505

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

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the period ended September 30, 2002 includes incremental shares for stock options outstanding during this period, but excludes incremental shares for stock options outstanding during the period ended September 30, 2001, since their effect was anti-dilutive during that period.

Note 2: Shareholders’ Equity

     During the nine months ended September 30, 2002, the Company purchased 338,500 shares of its common stock, $.001 par value, for $255,190.50. As of September 30, 2002, 68,500 shares were being held in the Company’s treasury, and 270,000 of the Company’s common shares had been retired.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management’s Discussion or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 2002, and 2001:

	Nine Months		Three Months

	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	49.4%	52.4%	54.7%	47.9%

Gross Profit	50.6%	47.6%	45.3%	52.1%
Selling, General and Administrative Expenses	29.1%	28.2%	38.0%	27.7%

Income from Operations	21.5%	19.4%	7.3%	24.4%
Other Income/(Expense)	(0.3)%	(1.3)%	.9%	(.6)%

Pre-Tax Income	21.2%	18.1%	8.2%	23.8%
Income Taxes	(7.8)%	(7.1)%	(3.8)%	(8.9)%

Net Income	13.4%	11.0%	4.4%	14.9%

     Sales of $8,299,752 for the nine months ended September 30, 2002, were $588,898, or approximately 8%, more than sales of $7,710,854 during the same period in 2001. This sales increase was due chiefly to greater military and civilian winch sales in the first nine months of 2002 than in the comparable period in 2001. An increase of approximately $1,100,000 in winch sales during this period was offset by approximately $500,000 in lower sales of all other products. Total sales of $1,906,837 in the three months ended September 30, 2002, were $1,179,337, or approximately 38%, less than sales of $3,086,174 during the same period in 2001. The major reason for this decrease was a decrease of approximately $1,300,000 in military winch sales during the September 2002 quarter compared to the comparable period in 2001 due to the completion of the $7,137,938 military winch order that the Company announced in 2001. The Company’s sales volume during the nine months ended September 30, 2002, was heavily affected by the military winch order, and such sales volume will not be sustainable in the near future without another similar large military order.

     The Company’s gross profit margin increased from 47.6% of sales in the nine months ended September 30, 2001 to 50.6% of sales in the comparable 2002 period primarily due to a decreased volume of lower margin special order products and an increased volume of military winch orders. The gross margin in the three months ended September 30, 2002 decreased to 45.3% from 52.1% in the comparable period in 2001 due to reduced military winches in the product mix for the third quarter of 2002.

     Selling costs increased by $34,224, or about 5%, in the first nine months of 2002 to $719,613 from $685,389 in the comparable period in 2001. Virtually all of this increase in selling costs was due to increased sales commissions paid on higher sales volume. For the three months ending September 30, 2002, selling costs were approximately $64,000 less than during the comparable period in 2001 due to the lower sales volume.

     Total general and administrative expenses for the nine months ended September 30, 2002, increased by approximately $211,000, or about 14%, to $1,696,850 from $1,485,379 in the comparable period in 2001. Virtually all of this increase is attributable to increased staffing costs required to fulfill the Company’s substantial military orders and to aggressively market winches to the non-military markets. Relative to sales volume, the Company’s total general and administrative costs increased from 19.3% of sales in the first nine months of 2001 to 20.4% of sales during the same period in 2002. For the three months ended September 30, 2002, general and administrative expenses decreased by $63,693, or approximately 11%, over the comparable period in 2001. The decreases in this period were principally in staffing, professional fees, rent, and insurance expenses.

     The Company’s results from operations for the first nine months of 2002 reflected income from operations of $1,785,089 compared to income from operations of $1,498,356 during the same period in 2001. This increase of approximately 19% in the first nine months of 2002 compared to the same period in 2001 is due to the 8% increase in sales, an improved profit margin and controlled expense increases. Income from operations in the three months ended September 30, 2002, were $139,479, compared to $754,690 in income from operations during the same period in 2001. This decrease of approximately 82% is due primarily to the fact that sales in the third quarter of 2002 were 38% less than sales in the same period in 2001 and at lower margins. Interest expenses in the first nine months of 2002 were $59,902, compared to $118,986 in the first nine months of 2001, reflecting lower borrowing costs and a lower volume of borrowings. Also, during the three months and nine months ended September 30, 2002, the Company received $26,117 and $38,464, respectively, of interest income on its notes receivable, compared to $ 0 and $6,883 of interest income during the same periods in 2001.

     During the nine months ended September 30, 2002, the Company recorded income before taxes of $1,763,329 compared to income before taxes of $1,396,753 during the same period in 2001. Net income for the first nine months of 2002 totaled $1,114,908 compared to net income of $848,132 for the first nine months of 2001, an increase of approximately 31%. This net income represents earnings per common share of $0.11 for the first nine months of 2002 compared to earnings per common share of $0.08 for the first nine months of 2001. During the three months ended September 30, 2002, the Company recorded net income of $83,682 compared to net income of $459,684 during the same three-month period in 2001, a decrease of approximately 82%. This net income represents earnings per common share of $0.01 for the third quarter of 2002 compared to earnings per common share of $0.04 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $814,308 to $3,215,671 on September 30, 2002, from $2,401,363 on December 31, 2001, and the Company’s current ratio increased to 2.69 at September 30, 2002, compared to 1.57 at December 31, 2001. The Company’s current assets decreased by $1,499,981 to $5,117,564 at September 30, 2002, compared to $6,617,545 at December 31, 2001. Most of this decrease was due to collected accounts receivable, which decreased from $3,063,209 on December 31, 2001, to $1,297,274 on September 30, 2002. Offsetting this decrease in accounts receivable was an increase of $176,947 in notes receivable in the first nine months of 2002.

     The Company’s current liabilities decreased by $2,314,289 to $1,901,893 at September 30, 2002, compared to $4,216,182 at December 31, 2001, and all $87,790 of the Company’s long term debt was repaid. The Company’s short-term borrowings under its line of credit decreased by $1,299,667 from December 31, 2001 levels, and its trade accounts payable decreased by $747,382 during the nine months ended September 30, 2002. Income taxes payable also decreased by $226,443 in the same period. The major source of cash to reduce these liabilities in 2002 was the cash provided by operating activities, which was $1,808,335, compared to $248,968 of cash used by operating activities in the first nine months of 2001.

     The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs. The Company has no material commitments outstanding for major capital expenditures during 2002. During the first nine months of 2002, the Company invested approximately $73,000 in capital expenditures, primarily tooling and fixtures. During the first nine months of 2002, the Company also utilized $255,191 of its cash to repurchase 338,500 shares of its common stock.

     The Company’s cash balances increased by $101,026 from the December 31, 2001, level of $50,089 to $151,115 on September 30, 2002, due to the timing of deposits in transit. However, these cash balances are not indicative of the Company’s true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company’s credit facility at the time outstanding checks are presented and paid. The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings from a lender.

     On February 28, 2002, the Company’s lender increased the maximum amount of the Company’s working capital line of credit to $3,500,000, extended its maturity date to February 28, 2003, and changed the interest rate on all borrowings to 2.55% above the One Month London Interbank Offered Rate. This credit facility is secured by substantially all of the Company’s assets and contains certain affirmative, negative and financial covenants which, among others, specify tangible net worth and fixed charge coverage requirements. The Company’s actual borrowings at September 30, 2002, however, were only about 37% of its total availability due to the significant cash flow generated from its operations, which facilitated the substantial reduction of its liabilities.

Item 3. Controls and Procedures

     Based on an evaluation conducted within 90 days of the filing date of this report, the Chief Financial Officer and the Chief Executive Officer of the Registrant have determined the effectiveness of the Registrant’s disclosure controls and procedures. These officers determined that there were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

MILE MARKER INTERNATIONAL, INC. (Registrant)

11/1/02	/s/ Richard E. Aho

(Date)	Richard E. Aho, President and Chief Executive Officer

11/1/02	/s/ Alvin A. Hirsch

(Date)	Alvin A. Hirsch, Secretary/Treasurer and Chief Financial Officer

CERTIFICATION

Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Richard E. Aho, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Mile Marker International, Inc. (“the Registrant”).

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“the Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons fulfilling the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/1/02
/s/ Richard E. Aho

Richard E. Aho Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Alvin A. Hirsch, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Mile Marker International, Inc. (“the Registrant”).

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“the Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons fulfilling the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/1/02

/s/ Alvin A. Hirsch

Alvin A. Hirsch Chief Financial Officer