Form 10KSB
period 2002-12-31
MILEMARKER INTERNATIONAL INC
filed 2003-03-07
CIK 930121

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year ended December 31, 2002

☐	Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from _________ to ________

Comission file Number 0-26150

MILE MARKER INTERNATIONAL, INC.

(Exact Name Of Small Business Registrant As Specified In Its Charter)

Florida	11-2128469

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes   ☒   No   ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this From 10-KSB. ☐

State Registrant’s revenues for its most recent fiscal year: $ 10,026,670

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 1, 2003: $ 4,300,664.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant’s sole class of Common Stock as of March 1, 2003, was 10,143,669 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MILE MARKER INTERNATIONAL, INC.

RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

•	Demand for the Company’s products in general and from U.S. Government entities in particular.

•	Magnitude of price and product competition for the Company’s products.

•	Effects of the weather and natural disasters on the demand for the Company’s products.

•	Effects of foreign political, economic or military developments on the Company’s international customer or supplier relationships.

•	Ability to control costs and expenses.

•	Ability to retain qualified personnel.

•	Ability to develop and introduce new or enhanced versions of the Company’s products.

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

MILE MARKER INTERNATIONAL, INC.
Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2002

Item 1. Description of the Business

Form, Organization and Changes

Mile Marker International, Inc. (the “Company”), was organized as a New York corporation on August 15, 1960, under the name Nylo-Thane Plastics, Inc. On January 19, 1982, the Company’s name was changed to Olan Laboratories International, Inc., and on December 28, 1993, the Company’s name was changed to Mile Marker International, Inc. From January 9, 1982 to December 28, 1993, the Company conducted business operations through a wholly-owned subsidiary, Olan Laboratories, Inc.

On December 12, 1993, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Mile Marker, Inc., a Florida corporation (“Mile Marker”). Pursuant to the Reorganization Agreement, which was completed and closed on December 28, 1993, (i) the Company’s common stock was reverse split on a one share for ten shares basis; (ii) Olan Laboratories International, Inc. changed its name to Mile Marker International, Inc.; and (iii) 7,000,000 post-reverse-split shares of the Company’s common stock were exchanged for all of the outstanding common shares of Mile Marker common stock, so that the shareholders of Mile Marker became the controlling shareholders of the Company, and Mile Marker became a wholly-owned subsidiary of the Company. Concurrently with the closing of the Reorganization Agreement, the Company sold its Olan Laboratories Inc. subsidiary.

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

Principal Products

The Company, through its Mile Marker subsidiary, is a distributor of specialized vehicle parts primarily for the 4-wheel drive recreational/utility/military vehicle markets. Mile Marker and a predecessor company have been in business for over 21 years under the management of Mile Marker’s founder, Chairman and Chief Executive Officer, Richard E. Aho. Mile Marker’s unique patented line of hydraulic winches use a vehicle’s power steering pump as its source of energy. In 2002, the Company added electric-powered winches to its product line. The Company is one of three nationally recognized suppliers of wheel locking hubs. Mile Marker also markets other special products, including its patented Selective Drive Fluid Coupling — a major breakthrough in power transfer design for larger heavy duty trucks and off-road equipment.

Winches

In 1994, Mile Marker introduced a new, patented line of vehicle-mounted hydraulic winch kits that utilize the vehicle’s power steering pump as their energy source. The two-speed version of this hydraulic winch was initially manufactured for sale in 1997. This unique hydraulic winch was designed for the United States military, but has found exceptional acceptance from the recreational/utility vehicle two-and four-wheel drive market and commercial utilities. Mile Marker’s hydraulic winch kits are very competitively priced against electric winches of similar ratings and have proven performance capabilities not found in most electric winches: continuous, reliable and silent operation, durability and multiple safety features.

In 2002, the Company introduced a new model 8000 lb. electric winch manufactured to the Company’s standards and specifications, making it one of the safest winches in this segment of the market. Following the initial success of this winch product manufactured in China, the Company has expanded its electric winch product line substantially to even more electric winch models. The Company is taking advantage of the excellent quality, better value, and very competitive pricing available in China in order to capture significant market share from its more established competitors.

Hubs

Hub products have been marketed under the “Mile Marker” trade name since 1986. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. Mile Marker’s hub products include a patented locking wheel hub for four-wheel drive vehicles that locks a four-wheel drive vehicle’s front axles to insure four-wheel drive. In addition to its own patented hubs, Mile Marker has bought the well-known line of Selectro@ wheel hubs for trucks. Mile Marker’s hubs are manufactured by its subcontractors in Taiwan and in the United States and tested and assembled as necessary in Pompano Beach, Florida.

Manufacturing

Neither the Company nor its Mile Marker subsidiary manufactures its own products. Product components are sourced on a quality and price basis in the United States and in several Asian countries. Each component is manufactured to the Company’s standards and specifications pursuant to a separate purchase order on negotiated terms, which may vary with each purchase order based on general market conditions, availability of manufacturing capacity and the Company’s time requirements. The Company is not dependent upon any single manufacturer and would not be adversely affected if it were unable to continue business with any of its existing manufacturers.

Customers

During 2002 and 2001, sales to the Company’s top five customers amounted to approximately 73% and 78% of total sales, respectively. The Company sells an ongoing volume of its hydraulic winch/bumper assemblies to the original equipment manufacturer of military HMMWVs. Additionally, during the period 2001-2002, the Company delivered approximately 3,200 hydraulic winch/bumper assemblies for the replacement of existing electric winches under several contracts from the United States Army Tank-Automotive and Armaments Command. Company sales under these contracts had a total sales value of $7,769,013 during the years 2001 and 2002.

Mile Marker’s product lines are available through an extensive wholesaler supply network in North America and worldwide that includes warehouse distributors, jobbers, retail stores and mail-order catalogues.

Competition

The Company’s primary competitors in the hub and winch markets are Warn Industries, Milwaukee, Oregon; Ramsey, Inc., Tulsa, Oklahoma; and Superwinch, Inc., Putnam, Connecticut.

Mile Marker’s two major hub competitors are Warn and AVM in Brazil, whose hubs are distributed in the U.S. by Superwinch. Warn is the Company’s largest direct competitor, with several proprietary products competing against the Company’s products, plus a long history of both OEM and aftermarket sales. Warn’s market emphasis appears to be on the recreational automotive aftermarket and automotive OEM parts sales.

Mile Marker’s major winch competitors are Warn, Ramsey and Superwinch – none of which currently has a hydraulic winch similar to the patented MileMarker winch designed around a power steering pump. The total winch sales for all three of the Company’s major competitors are estimated at approximately $220 million a year. Warn is the Company’s largest competitor in the winch market, and possesses a well-established brand name. Warn’s market emphasis appears to be on the OEM industrial market. Ramsey is the Company’s second largest competitor in the winch market. Ramsey’s market emphasis appears to be on commercial tow vehicle applications. Superwinch, Inc. is considered by the Company to be the smallest competitor and concentrates on mass- marketing smaller, low-cost winches.

Management and Personnel

The Company’s Mile Marker subsidiary employees include the President/Chief Executive Officer, the Secretary/Treasurer/CFO and two Vice Presidents. Mile Marker has thirty-one employees, most of whom are employed at the Company’s Pompano Beach, Florida, office. No employees belong to any union. The Company also uses various independent sales representatives, temporary employees and independent contractors to supplement its salaried and hourly employees.

Item 2. Description of Property

The Company leases approximately 15,750 square feet of warehouse space and administrative offices in Pompano Beach, Florida, under long-term leases through June 2008 at a current monthly rent of $11,404, and approximately 1300 square feet of warehouse space in Kalama, Washington on a month-to-month basis from a relative of the Company’s Chairman at a monthly cost of $495. See Item 12. “Certain Relationships and Related Party Transactions.” On January 27, 2003, the Company purchased a 25,000 square foot warehouse and office building in Pompano Beach, Florida for $1,575,000 to which the Company plans to relocate by mid-2003.

Item 3. Legal Proceedings

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company’s operations or finances.

Item 4. Submission of Matters to Vote of Security Holders

     None

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMKR. There is no active trading market for the Company’s common stock. The following bid quotations have been reported for the period beginning January 1, 2001 and ending December 31, 2002 for the Company’s stock:

	Bid Prices

	High	Low

Quarter Ended March 31, 2001	.500	250
Quarter Ended June 30, 2001	.500	250
Quarter Ended September 30, 2001	.260	200
Quarter Ended December 31, 2001	.850	250
Quarter Ended March 31, 2002	.900	560
Quarter Ended June 30, 2002	.950	700
Quarter Ended September 30, 2002	.950	350
Quarter Ended December 31, 2002	1.300	600

Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company’s securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company understands that six member firms of the NASD are currently acting as market makers for the Company’s common stock. However, there are no meaningful trading transactions currently for the Company’s common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company’s existing shareholders or for persons who may acquire the Company’s common stock through the exercise of warrants or options.

As of December 31, 2002, the Company had 927 shareholders of record of the Company’s common stock. However, a certain number of the shares of the Company’s common stock are held in “street name” and are therefore held by several beneficial owners. During 2002, the Company purchased 440,618 of its common shares at a total cost of $339,006.

As of December 31, 2002, there were 10,268,799 shares of the Company’s common stock issued and 10,193,739 shares outstanding. Of those shares, 6,289,099 shares were “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not “affiliates” of the Company (as that term is defined in Securities and Exchange Commission Rule 144) may be sold without limitation under Rule 144(k). Shares held by affiliates and restricted shares held for more than one, but less than two, years, may be sold pursuant and subject to the limitations of Rule 144. Based on the information available to it, the Company believes that on March 1, 2003, approximately 1,522,000 restricted shares could be sold without limitation, and approximately 5,354,000 shares held by affiliates (whether or not restricted) could be sold subject to Rule 144.

On October 29, 1999, the Company issued an option exercisable through October 31, 2002, to a key consultant of the Company for the purchase of 150,000 shares of common stock at an exercise price of $.60 per share. During 2001, no options were exercised, and this option was returned and canceled on November 30, 2001.

On January 16, 2002, Company’s Board of Directors approved a 2002 Stock Plan to provide for stock options for employees and others. This 2002 Stock Plan was approved by the Company’s shareholders on January 8, 2003. On January 16, 2002, Company’s Board of Directors issued incentive stock options for 25,000 shares each to two of the Company’s employees, exercisable at $0.60 for a period of five years. During 2002, no options were exercised. Pursuant to SFAS 123, the pro forma after-tax expense of these options would have amounted to $7,067 in 2002, if such expense had been recognized.

The Company has paid cash dividends of $0.015 per share on its common stock on November 29, 2002 and January 31, 2003. The Company intends to retain its earnings, as needed, for use in its business. However, payment of future dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s operations, its capital requirements and its overall financial condition.

Item 6. Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement. The information that follows includes results for the fiscal years ended December 31, 2002 and 2001.

Results of Operations

The following table summarizes the results of operations for the calendar years indicated:

	2002 Amount	%	2001 Amount	%

Sales	$10,026,670	100.0	$10,676,644	100.0
Cost of Sales	5,165,134	51.5	5,925,600	55.5

Gross Profit	4,861,536	48.5	4,751,044	44.5
Selling, General and Administrative Expenses	3,196,134	31.9	2,961,192	27.7

Income from Operations	1,665,402	16.6	1,789,852	16.8
Other Income/(Expense)	52,122	0.5	20,930	0.1
Interest Expense	(71,186)	(0.7)	(151,582)	(1.4)

Income Before Income Taxes	1,646,338	16.4	1,659,200	15.5
Income Taxes	(605,548)	6.0	(649,392)	6.1

Net Income	$1,040,790	10.4	$1,009,808	9.4

The Company’s total sales in 2002 decreased by $649,974, or approximately 6%, from $10,676,644 in 2001 to $10,026,670 in 2002, with most of this decrease attributable to $790,649 less special order sales. Military winch sales also decreased by $297,797 from $6,160,497 in 2001 to $5,862,700 in 2002, primarily due to the fulfillment of the U.S. military winch order received in 2001. Other product sales decreased by approximately $132,000. However, offsetting these decreases, sales of commercial winches increased by $542,386, or approximately 41%, from $1,308,509 in 2001 to $1,850,895 in 2002.

While the Company has ongoing military winch orders for new HMMWVs, the Company’s sales volume during 2001 and 2002 was very heavily affected by military winch orders for replacement winches. The Company’s recent military sales volume will not be sustainable in the near future without another similar large military order. Nevertheless, the Company understands that the U.S. military still has over 10,000 older HMMWVs needing to be retrofitted with the Mile Marker hydraulic winch system. As the military completes installation of the 3,200 replacement winches it has purchased from the Company, significant new military replacement winch orders are anticipated.

The Company’s gross margins on its sales increased from 44.5% in 2001 to 48.5% in 2002, primarily due to a shift in the Company’s 2002 product mix to higher-margin winch products from lower-margin special products. Selling costs increased by $18,902, or about 2%, from $933,815 in 2001 to $952,717 in 2002 due to higher advertising costs.

General and administrative expenses of the Company increased by $216,041, or about 11%, from $2,027,377 in 2001 to $2,243,418 in 2002, and increased as a percentage of sales from 19% in 2001 to 22.4% in 2002. Most of this increase was due to higher personnel costs related to the fulfillment of the military contracts and to aggressively market the Company’s winches to the non-military markets. Salaries and employee-related costs such as benefits and payroll taxes increased by $269,643, or approximately 22%, from $1,233,043 in 2001 to $1,502,686 in 2002. These cost increases were offset by a decrease of $94,282 in professional fees, which decreased from $240,534 in 2001 to $146,252 in 2002 due to reduced legal and consulting fees.

The Company’s 2002 income from operations of $1,665,402 was $124,450, or approximately 7%, less than the $1,789,852 income from operations in 2001. This decrease in income from operations was primarily due to the higher general and administrative expenses offsetting the $110,492 improvement in gross margin. Interest expenses were $71,186 in 2002 compared to $151,582 in 2001, reflecting lower borrowings at lower interest costs. In 2002, the Company earned $52,444 in interest income, compared to $20,930 in other income from interest and the sale of assets in 2001. Consequently, income before taxes in 2002 totaled $1,646,338, or $12,862 less than the $1,659,200 of income before taxes recorded in 2001.

The Company’s 2002 net income after taxes increased by $30,982, or approximately 3%, from $1,009,808 in 2001 to $1,040,790 in 2002. Income taxes decreased from $649,392 in 2001 to $605,548 in 2002 primarily due to book/tax timing differences. In 2002, the Company’s net income per common share was $.10 compared to $.09 per share in 2001 based on 10,462,513 average number of shares outstanding in 2002 and 10,634,357 average number of shares outstanding in 2001.

Liquidity and Capital Resources

The Company has a $3,500,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate. On January 16, 2003, the Company’s lender extended the maturity date of this working capital line of credit to February 28, 2004. On February 6, 2003, the Company’s lender supplemented the Company’s existing working capital line of credit with a 10-year $1,260,000 revolving line of credit secured by the Company’s warehouse and office building.

The Company’s credit facilities are secured by substantially all of the Company’s assets and contain certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth and the maintenance of certain fixed charge coverage ratios. As of December 31, 2002 and 2001, the Company was in compliance with the lender’s covenants.

At December 31, 2002, the Company had working capital of $2,824,935 compared to $2,401,363 at December 31, 2001. The Company’s current ratio increased to 2.61 on December 31, 2002, from 1.57 on December 31, 2001. During 2002, the Company’s current assets decreased by $2,038,227, from $6,617,545 on December 31, 2001, to $4,579,318 on December 31, 2002. $1,992,908 of this decrease was due to decreased receivables and $93,101 of this decrease was due to decreased inventories. Both of these decreases are due primarily to the Company’s fulfillment of its military orders for replacement winches.

The Company’s current liabilities decreased by $2,461,799 to $1,754,383 at December 31, 2002, compared to $4,216,182 at December 31, 2001, and all $87,790 of the Company’s long-term debt was repaid. The Company’s short-term borrowings under its line of credit decreased by $1,396,632 to $1,187,650 from the December 31, 2001 level of $2,584,282, and its trade accounts payable decreased by $663,779 from $1,111,343 on December 31, 2001 to $447,564 on December 31, 2002. Income taxes payable also decreased by $376,830 in the same period to $48,708 at December 31, 2002. The major source of cash to reduce these liabilities in 2002 was the cash provided by operating activities, which was $2,251,412, compared to $687,263 of cash used by operating activities in 2001.

The Company’s shareholders’ equity increased by $548,389, from $2,813,986 on December 31, 2001, to $3,362,375 on December 31, 2002. This was achieved after a capital reduction of $339,006 for the repurchase of the Company’s stock and a capital reduction of $153,395 for the payment of a cash dividend.

The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs. As of December 31, 2002, the Company had a commitment of $1,420,137 outstanding for the January 27, 2003 purchase of a warehouse and office building to which the Company plans to relocate by mid-2003. On December 31, 2002, the Company’s other assets included $115,000 of deposits for this purchase. During 2002, the Company invested approximately $76,000 in capital expenditures, primarily tooling and fixtures.

The Company’s cash balances increased by $51,779 from the December 31, 2001 level of $50,089 to $101,868 on December 31, 2002. However, these cash balances are not indicative of the Company’s true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company’s credit facility at the time outstanding checks are presented and paid.

The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic borrowings from its working capital line of credit. As the Company’s revenue growth continues, particularly if it receives substantial additional military contracts, the Company will be funding its working capital needs primarily from its operations and from its line of credit.

Item 7. Financial Statements

The following is an index to the Financial Statements of the Company being filed herewith commencing at page F-1:

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 9. Directors and Executive Officers of the Registrant

As of December 31, 2002, the Executive Officers and Directors of the Company were:

Name	Age	Position

Richard E. Aho	58	Chairman, President, Chief Executive Officer, Director

Drew V. Aho	36	Executive Vice President, Chief Operating Officer, Director

Alvin A. Hirsch	58	Secretary, Treasurer, Chief Financial Officer

Leslie J. Aho	47	Director

George R. Shelley	72	Director

Richard E. Aho formed Mile Marker, Inc. in 1984 to produce and market a series of new products in the automotive market. In 1980, Mr. Aho founded 4X4 Savings, Inc., a predecessor of Mile Marker, Inc., to sell a cost-saving product that was designed for the

4-wheel drive segment of the automotive industry. Mr. Aho became Chairman and Chief Executive Officer of the Company on December 28, 1993. Mr. Aho’s expertise is in engineering research, new product design and development and contract manufacturing negotiations. He has received numerous U.S. and foreign patents on Mile Marker products.

Drew V. Aho has worked for the Company since its inception, with responsibilities for purchasing, engineering, marketing, product development and sales. He became Vice President of the Company in 1989 and Executive Vice President in 2001. He is the Company’s Chief Operating Officer and the executive officer responsible for the Company’s sales and marketing functions. He was elected to the Company’s Board of Directors in 2001. Drew Aho is the son of Richard Aho.

Alvin A. Hirsch joined the Company as Secretary, Treasurer and Chief Financial Officer on December 1, 2001. Mr. Hirsch has been the President of Hirsch & Company, Inc., a management consulting firm, since 1986. Mr. Hirsch has also served as Chief Operating Officer, Chief Financial Officer, Secretary or Treasurer of several public and private companies during the past 20 years and served as a Vice President of Bankers Trust Company and the Managing Director of Bankers Trust Australia during 1970 to 1983.

Leslie J. Aho has worked for the Company since its inception and became Secretary, Treasurer and a Director of the Company in 1993. Until September 2001, she was the officer responsible for the Company’s production planning, assembly, warehousing, shipping and human resources management. Ms. Aho is the former wife of Richard Aho.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 2002 and 2001, the Company believes that Richard Aho and Leslie Aho did not file Form 4 or Form 5 for the Company’s 2001 fiscal year on a timely basis. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with Section 16(a).

Item 10. Executive Compensation

The following table and notes present for the three years ended December 31, 2002, all compensation paid by the Company to Richard E. Aho, its President and Chief Executive Officer, who is the only executive officer whose total compensation exceeded $100,000 in any of the years ended December 31:

SUMMARY COMPENSATION TABLE

		Annual Compensation
	Fiscal
Name and Position	Year	Salary	Bonus

Richard E. Aho, President	2002	$184,000	$25,000
Chief Executive Officer	2001	$146,600	$143,500
	2000	$146,361

Mr. Aho has received no compensation from the Company other than his salary and bonus in each of these years noted above. However, during 2002, the Company’s President received a payment of $19,447.50 from the Company for the assignment to the Company of a right of first refusal to purchase the Company’s shares from a shareholder.

Commencing January 1, 2002, each director received a monthly directors fee of $300 for his or her services as a director. Each of the Company’s four directors received directors fees of $3,600 during 2002. One of the Company’s directors also received $27,500 in consulting fees during 2002 from the Company pursuant to a three year Consulting Agreement. The Company’s Executive Vice President and Chief Operating Officer received an automobile allowance of $6,600 during 2002.

On July 1, 2001, the Company adopted a SIMPLE IRA Plan for its eligible employees whereby the Company contributes 2% of each eligible employee’s salary to the Plan. On January 16, 2002, Company’s Board of Directors approved a 2002 Stock Plan to provide for stock options for employees and others. This 2002 Stock Plan was approved by the Company’s shareholders on January 8, 2003. On November 1, 2002, the Company executed three-year Executive Employment Agreements with its President/CEO for an annual salary of $200,000, its Executive Vice President/COO for an annual salary of $100,000 and its Secretary/ Treasurer/CFO for an annual salary of $120,000.

The Company does not have a compensation committee. The Board of Directors determines the compensation of the Company’s executive officers. All other compensation is determined by the Chief Executive Officer on the basis of the value of an employee or a contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of the Company’s common stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company’s common stock, (ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and executive officers as a group.

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any other shareholders act as a “group”, as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 2002, the Company had issued 10,268,799 and had outstanding 10,193,739 shares of common stock.

Name and Address	Number of Shares	Percentage of
of Common Stock	of Common Stock	Common Stock
Beneficial Owner	Beneficially Owned	Ownership

Richard E. Aho(1)(2)(3) 1450 S.W. 13th Court Pompano Beach, FL 33069	4,531,380	44.13%

Leslie J. Aho(1)(3)(4) 1450 S.W. 13th Court Pompano Beach, FL 33069	1,712,255	16.67%

Brown Brothers Harriman & Co 63 Wall Street New York, NY 10005	1,120,000	10.91%

Ilona Ivanoff 725 Kalama River Road Kalama, WA 98625	609,100	5.93%

George R. Shelley(1) 1412 S.W. 12th Court Pompano Beach, FL 33069	566,000	5.51%

Investec Ernst & Company One Battery Park Plaza New York, NY 10004	535,010	5.21%

Name and Address	Number of Shares	Percentage of
of Common Stock	of Common Stock	Common Stock
Beneficial Owner	Beneficially Owned	Ownership

Drew V. Aho(1)(2)(5)(6) 1450 S.W. 13th Court Pompano Beach, FL 33069	190,000	1.85%

Alvin A. Hirsch(2) 1450 S.W. 13th Court Pompano Beach, FL 33069	16,304	.16%

All Executive Officers and Directors as a group (5 persons)	5,303,684	51.65%

(1)	Director

(2)	Officer

(3)	Includes 1,712,255 shares owned by Leslie Aho, of which Richard Aho is the beneficial owner by virtue of a September 14, 2001 Shareholders Agreement.

(4)	Leslie J. Aho is the former wife of Richard E. Aho

(5)	Drew V. Aho is the son of Richard E. Aho

(6)	Includes 50,000 shares held in trust for Mr. Aho’s daughter but excludes 50,000 shares held by Mr. Aho’s wife, in which he disclaims any beneficial ownership.

Item 12. Certain Relationships and Related Party Transactions

The Company warehouses some of its inventory with a relative of the Company’s President in Kalama, Washington. Annual rent of $5,940 was paid to this relative during 2002 and 2001 on a month-to-month basis. This relative also received sales commissions totaling $55,316 during 2002 and $40,300 during 2001.

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

(b) Form 8-K Filings

     None

Item 14. Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the U.S. Securities and Exchange Commission. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the Securities and Exchange Commission, to evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the Securities and Exchange Commission within the required time periods.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

MILEMARKER INTERNATIONAL, INC.

Dated: March 1, 2003	By: /s/ Richard E. Aho

Richard E. Aho, Chairman, President and Chief Executive Officer

By: /s/ Alvin A. Hirsch

Alvin A. Hirsch, Secretary, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

Signatures	Titles	Dates

/s/ Richard E. Aho Richard E. Aho	President, Chairman, Chief Executive Officer, and Director	March 1, 2003

/s/ Drew V. Aho Drew V. Aho	Executive Vice President, Chief Operating Officer and Director	March 1, 2003

/s/ Leslie J. Aho Leslie J. Aho	Director	March 1, 2003

/s/ George R. Shelley George R. Shelley	Director	March 1, 2003

CERTIFICATION

Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Richard E. Aho, certify that:

     1.     I have reviewed this annual report on Form10-KSB of Mile Marker International, Inc. (“the Registrant”).

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

     4.     The Registant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“the Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/1/03

/s/ Richard E. Aho
Richard E. Aho Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Alvin A. Hirsch, certify that:

     1.     I have reviewed this annual report on Form10-KSB of Mile Marker International, Inc. (“the Registrant”).

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

     4.     The Registant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“the Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/1/03

/s/ Alvin A. Hirsch
Alvin A. Hirsch Chief Financial Officer

BERENFELD SPRITZER SHECHTER & SHEER
CERTIFIED PUBLIC ACCOUNTANTS
2237 N. Commerce Parkway, Suite 3
Weston, Florida 33326
Telephone (954) 370-2727 Fax (954) 370-2776

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Mile Marker International, Inc.

We have audited the accompanying consolidated balance sheets of Mile Marker International, Inc. (a Florida corporation) as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mile Marker International, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Berenfeld Spritzer Shechter & Sheer

February 20, 2003
Weston, Florida

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets
As of December 31,

	2002	2001

ASSETS

CURRENT ASSETS
Cash	$101,868	$50,089
Accounts Receivable, net of allowance for doubtful accounts of $36,000 and $29,000, respectively	1,021,921	3,063,209
Inventories	3,161,372	3,254,473
Notes and Other Receivables	198,144	149,764
Deferred Tax Asset	51,415	39,800
Prepaid Expenses	44,598	60,210

Total Current Assets	4,579,318	6,617,545

PROPERTY AND EQUIPMENT, NET	361,842	440,681
INTANGIBLE ASSETS, NET	71,963	77,305
OTHER ASSETS	134,623	24,599

Total Assets	$5,147,746	$7,160,130

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes Payable — Line of Credit	$1,187,650	$2,584,282
Notes Payable — Current Portion	—	21,066
Accounts Payable	447,564	1,111,343
Income Taxes Payable	48,708	425,538
Accrued Liabilities	70,461	73,953

Total Current Liabilities	1,754,383	4,216,182
DEFERRED TAX LIABILITY	30,988	42,172
LONG-TERM DEBT
Other Notes Payable	—	87,790

Total Liabilities	1,785,371	4,346,144

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value; 20,000,000 shares authorized, 10,268,799 and 10,634,357 shares issued at December 31, 2002 and 2001, respectively	10,269	10,634
Additional Paid-in Capital	1,233,634	1,521,215
Less Treasury Shares (75,060 Shares at Cost)	(51,060)	—
Retained Earnings	2,169,532	1,282,137

Total Shareholders’ Equity	3,362,375	2,813,986

Total Liabilities & Shareholders’ Equity	$5,147,746	$7,160,130

The accompanying notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Income
Years Ended December 31,

	2002	2001

Sales	$10,026,670	$10,676,644
Cost of Sales	5,165,134	5,925,600

Gross Profit	4,861,536	4,751,044

Selling Expenses	952,717	933,815

General and Administrative Expenses
Salaries and Wages	1,299,282	1,097,216
Professional Fees	146,252	240,534
Rent	152,283	153,298
Depreciation and Amortization	137,649	119,317
Insurance	81,796	74,415
Vehicle Expenses	60,678	53,568
Research & Development	45,442	50,405
Other	320,035	238,624

Total General and Administrative Expenses	2,243,417	2,027,377

Total Expenses	3,196,134	2,961,192

Income from Operations	1,665,402	1,789,852

Other Income (Expense)
Interest Expense	(71,186)	(151,582)
Interest Income	52,444	10,430
Other Income (Expense)	(322)	10,500

Total Other Income (Expense)	(19,064)	(130,652)

Income before Provision for Income Taxes	1,646,338	1,659,200
Provision for Income Taxes	(605,548)	(649,392)

Net Income	$1,040,790	$1,009,808

Per Share Data:
Weighted Average Shares Outstanding — Basic	10,462,513	10,634,357
Weighted Average Shares Outstanding — Diluted	10,473,208	10,634,357
Earnings per Common Share — Basic	$0.10	$0.09
Earnings per Common Share — Diluted	$0.10	$0.09

The accompanying notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2002 and 2001

			ADDITIONAL
	COMMON	SHARES	PAID IN	TREASURY	SHARES	RETAINED	TOTAL
	SHARES	AMOUNT	CAPITAL	SHARES	AMOUNT	EARNINGS	EQUITY

Balance December 31, 2000	10,634,357	$10,634	$1,521,215	—	—	$272,329	$1,804,178
Net Income for Year 2001	—	—	—	—	—	1,009,808	1,009,808

Balance December 31, 2001	10,634,357	10,634	1,521,215	—	—	1,282,137	2,813,986
Purchase of Treasury Shares	—	—	—	(440,618)	$(339,006)	—	(339,006)
Retirement of Treasury Shares	(365,558)	(365)	(287,581)	365,558	287,946	—	—
Payment of Dividends	—	—	—	—	—	(153,395)	(153,395)
Net Income for Year 2002	—	—	—	—	—	1,040,790	1,040,790

Balance December 31, 2002	10,268,799	$10,269	$1,233,634	(75,060)	($51,060)	$2,169,532	$3,362,375

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31,

	2002	2001

OPERATING ACTIVITIES
Net income	$1,040,790	$1,009,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	170,605	147,010
Deferred income taxes	(22,799)	55,222
Inventory obsolescense reserves	98,507	20,000
Bad debt provisions	42,298	62,996
Loss on disposition of equipment	322	—

(Increase) decrease in:
Accounts receivable	1,998,990	(1,781,883)
Inventories	(5,406)	(1,024,512)
Prepaid expenses	15,612	(46,392)
Other receivables	(48,380)	(137,871)
Other assets	4,974	1,194

(Decrease) increase in:
Accounts payable	(663,778)	578,305
Income taxes payable	(376,831)	395,664
Accrued liabilities	(3,492)	33,196

Net cash provided by (used in) operating activities	2,251,412	(687,263)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	34,000	—
Additions to intangible assets	(44,505)	—
Deposits on building	(115,000)	—
Acquisitions of property and equipment	(76,239)	(289,093)

Net cash (used in) investing activities	(201,744)	(289,093)

FINANCING ACTIVITIES
(Repayment of) proceeds from short term borrowing — net	(1,396,632)	911,464
Purchase and retirement of common stock	(287,946)	—
Purchase of treasury stock	(51,060)	—
Payment of dividends	(153,395)	—
Proceeds of long-term debt	—	119,480
Repayment of long-term debt	(108,856)	(31,690)

Net cash (used in) provided by financing activities	(1,997,889)	999,254
Increase in Cash	51,779	22,898
Cash at Beginning of Year	50,089	27,191

Cash at End of Year	$101,868	$50,089

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$67,633	$151,582
Cash paid during the year for income taxes	$1,005,178	$198,505

The accompanying notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

1. Summary of Significant Accounting Policies

     a.     Basis of Presentation

The consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiary, Mile Marker, Inc. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

     b.     Organization and Business

Mile Marker International, Inc., through its wholly-owned operating subsidiary, Mile Marker Inc., is a distributor of an innovative line of hydraulic winches used by the U.S. military, owners of sport utility vehicles and light trucks, and a line of hubs, which are components in four-wheel drive automobile transmission systems. The Company is one of three nationally-recognized suppliers of “Wheel Locking Hubs” as well as other accessory items. During 2002, the Company commenced marketing and distributing electric winches to its commercial customers. The Company’s customer base is located throughout the United States and certain foreign countries.

     c.     Revenue Recognition

The Company recognizes revenue when the economic risk for the goods is passed to the buyers, which is usually at the time of shipping, net of sales returns and trade discounts.

     d.     Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are reduced due to the Company’s large number of customers and their dispersion across many different states and worldwide. The Company conducts ongoing credit evaluations of its customers but does not require collateral or other security from most customers. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are included in the allowances for anticipated losses in the periods in which the recoveries are made.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

Summary of Significant Accounting Policies (Continued)

     e.     Inventories

Inventories consist primarily of merchandise purchased for resale and are valued at the lower of cost (first-in, first-out basis) or market. The Company’s products are primarily manufactured overseas and arrive in the United States substantially complete and generally require very little preparation for distribution. Costs associated with preparing inventory for sale are more appropriately classified as period costs rather than inventory costs because the Company’s management believes that its sales function more closely resembles that of a distributor than that of a manufacturer.

     f.     Property and Equipment

Property and equipment is stated at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, usually five years. Expenditures for repairs and maintenance are charged to operations as incurred, and additions and improvements that extend the lives of the assets are capitalized. Any gain or loss on disposition of assets is recognized currently.

     g.     Intangible Assets

The cost of patents is being amortized on a straight line basis over their expected lives, generally fourteen years. Deferred financing charges incurred in connection with the Company’s credit agreement (see Note 5) with the Company’s lender are being amortized over the life of the credit facility, as extended.

     h.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

Summary of Significant Accounting Policies (Continued)

     i.     Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the average weighted number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year.

     j.     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     k.     Accounting for Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     l.     Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

     m.     Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $256,000 in 2002 and $227,000 in 2001.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

Summary of Significant Accounting Policies (Continued)

     n.     Research and Development Costs

Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured. These costs primarily consist of development materials and supplies directly related to the research and development of new technology and products. Research and development costs for the years ended December 31, 2002 and 2001 amounted to $45,442 and $50,405, respectively.

     o.     Recent Pronouncements in Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations”, which is effective for all business combinations initiated after June 30, 2001. There was no impact to the Company’s financial reporting or presentation due to the adoption of SFAS No. 141.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, which is effective for fiscal periods beginning after December 15, 2001. There was no impact to the Company’s financial reporting or presentation due to the adoption of SFAS No. 142.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations”, which is effective for fiscal periods beginning after June 15, 2002. The adoption of Statement No. 143 is not expected to materially affect the Company’s financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of” which is effective for fiscal years commencing after December 15, 2001. The adoption of Statement No. 144 is not expected to materially affect the Company’s financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, and Amendment to FASB Statement No. 13, and Technical Corrections” which is effective for fiscal years commencing after May 15, 2002. The adoption of Statement No. 145 is not expected to materially affect the Company’s financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

     o.     Recent Pronouncements in Accounting Standards (Continued)

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 145 is not expected to materially affect the Company’s financial statements.

     p.     Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements and related footnotes to conform to the current year’s presentation.

2. Property and Equipment

Property and equipment consist of the following:

	2002	2001

Molds, dies and tooling	$999,725	$956,496
Autos and trucks	122,121	164,147
Office equipment	177,446	144,437

	1,299,292	1,265,080
Less accumulated depreciation	(937,450)	(824,399)

	$361,842	$440,681

Depreciation expense was approximately $120,000 in 2002 and $105,000 in 2001.

3. Intangible Assets

Intangible assets consist of the following:

	2002	2001

Patents	$150,941	$146,435
Deferred financing costs	40,000	30,000

	190,941	176,435
Less accumulated amortization	(118,978)	(99,130)

	$71,963	$77,305

Amortization expense was approximately $50,000 in 2002 and $42,000 in 2001.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

4. Other Assets

Other assets consist of the following:

	2002	2001

Security deposits	$19,623	$24,599
Real estate deposits	115,000	—

	$134,623	$24,599

5. Notes Payable

Notes payable consist of the following:

	2002	2001

Note payable — line of credit under revolving credit agreement, interest at 30-Day London Interbank Offer Rate plus 2.55%, secured by all assets of the Company	$1,187,650	$2,584,282
Notes payable to financial institutions at various interest rates, ranging from 7.0% to 9.35%, secured by vehicles	—	108,856

	1,187,650	2,693,138
Less amounts due within one year	(1,187,650)	(2,605,348)

Amount due after one year	$—	$87,790

The Company has a $3,500,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate. Included in the outstanding balance are $114,557 and $144,471 of outstanding checks at December 31, 2002 and 2001, respectively. The Company maintains a zero balance disbursement account funded by the Company’s credit facility at the time outstanding checks are presented and paid.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

5. Notes Payable (Continued)

On January 16, 2003, the Company’s lender extended the maturity date of this working capital line of credit to February 28, 2004. On February 6, 2003, the Company’s lender supplemented the Company’s existing working capital line of credit with a 10-year $1,260,000 revolving line of credit secured by the Company’s warehouse and office building.

These credit facilities are secured by substantially all of the Company’s assets and contain certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth and the maintenance of certain fixed charge coverage ratios. As of December 31, 2002 and 2001, the Company was in compliance with the lender’s covenants.

6. Income Taxes

The Company’s provision for income taxes for the years ended December 31 is comprised of the following:

	2002	2001

Currently payable:
Federal	$537,286	$507,574
State	91,061	86,595

	628,347	594,169
Deferred	(22,799)	55,223

	$605,548	$649,392

The Company’s deferred tax asset and the deferred tax liability consisted of the following:

	2002	2001

Deferred Tax Asset:
Allowances for inventory, bad debts and warranty	$51,415	$39,800
Less Valuation Allowance	- 0-	- 0-

Net Deferred Tax Asset	$51,415	$39,800

Deferred Tax Liability	$30,988	$42,172

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

6. Income Taxes (Continued)

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates is as follows:

	2002		2001

Federal income tax at statutory rate	$559,755	34.0%	$564,128	34.0%
Effect of state rate	59,268	3.6%	59,731	3.6%
Various book/tax timing differences	(13,475)	(0.8)%	25,533	1.5%

Income tax expense	$605,548	36.8%	649,392	39.1%

7. Common Stock and Stock Options

During 2002, the Company purchased 440,618 of its common shares at a total cost of $339,006. At December 31, 2002, 75,060 of the purchased shares were held by the Company as treasury shares, and the balance of the purchased shares were cancelled.

On January 16, 2002, the Company’s Board of Directors adopted the 2002 Stock Plan. This 2002 Stock Plan was approved by the Company’s shareholders on January 8, 2003. Under the Plan, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less than 100% of the fair market value of the stock on the date the option is granted. The maximum term of the options cannot exceed five years. A total of 1,000,000 shares have been reserved for issuance under the Plan.

During the year ended December 31, 2002, the Company issued 50,000 incentive stock options to employees. The options were at the closing price of the Company’s common stock at the date of the grant. All of the options expire in five years.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured at the intrinsic value, which is the excess of the market price of the Company’s common stock at the date of grant over the amount the recipient must pay to acquire the common stock. Additionally, Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for employee stock options has been determined in accordance with the fair value based method prescribed by SFAS 123.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

7. Common Stock and Stock Options (Continued)

The per share weighted average fair value of stock options granted during 2002 was $0.23 on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: volatility of 66.5%; expected dividend yield of 6.32%; risk free interest rate of approximately 4.0%; and an expected life of 5 years. The option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, valuation models require input of highly subjective assumptions, including the expected price volatility. Since the Company’s stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimates, the actual results can vary significantly from estimated results.

Under the accounting provisions of SFAS 123, the Company’s 2002 net income and net income per share would have been decreased to the pro forma amounts indicated below:

		Earnings Per Share

	Net Income:	Basic	Diluted

As Reported	$1,040,790	$0.10	$0.10
Pro Forma	$1,033,723	$0.10	$0.10

     Stock option activity for the year ended December 2002 was as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance, January 1, 2002	- 0 -	$0.00
Options Granted	50,000	$0.60
Options Forfeited	- 0 -	$0.00
Options Expired	- 0 -	$0.00

Balance, December 31, 2002	50,000	$0.60

Options granted during the year at exercise prices which equal the market value of the stock at the date of grant were 50,000 shares at a weighted average exercise price of $0.60 and a weighted average fair value of $0.83. All 50,000 options were exercisable and outstanding as of December 31, 2002.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

8. Related Party Transactions

During 2002, the Company’s President received a payment of $19,447.50 from the Company in consideration for the assignment to the Company of a right of first refusal to purchase the Company’s shares from a shareholder. One of the Company’s directors received a total of $27,500 in consulting fees during 2002 from the Company pursuant to a three year Consulting Agreement, and each of the Company’s four directors received directors fees of $3,600 during 2002.

The Company warehouses certain inventory with a relative of the Company’s President in Kalama, Washington. Annual rent of $5,940 was paid to this relative during 2002 and 2001 on a month-to-month basis. This relative also received sales commissions totaling $55,316 during 2002 and $40,300 during 2001.

9. Commitments and Contingencies

Legal

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, are currently material to the Company’s operations or finances.

Leases

The Company leases its office and warehouse facilities under non-cancelable operating leases through 2008. Rent expense for the years ended December 31, 2002 and 2001 were approximately $152,000 and $153,000, respectively. The Company also has several operating leases for office equipment through 2005.

At December 31, 2002, future minimum lease payments were as follows:

2003	139,374
2004	138,855
2005	146,086
2006	152,312
2007	160,918
Thereafter	84,762

$822,307

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2002 and 2001

9. Commitments and Contingencies (Continued)

Employment Agreements

In November 2002, the Company entered into executive employment agreements with certain of its officers. The agreements expire in October 2005, are renewable for one-year term extensions, and provide for approximate annual salaries as follows:

2003	$494,000
2004	494,000
2005	412,000

Total	$1,400,000

10. Industry Segment and Operations by Geographic Areas

The Company operates predominantly in one industry segment — that being the production, distribution and marketing of winches and 4-wheel drive hubs and coupling devices. During 2002 and 2001, sales to the top five customers amounted to approximately 73% and 78% of total sales, respectively.

The Company operates worldwide, but primarily in North America and Europe. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Foreign revenues, foreign operating income and foreign identifiable assets were approximately $147,000, $24,000 and $171,000, respectively, in 2002, and approximately $285,000, $48,000 and $240,000, respectively, in 2001. All transactions are recorded in U.S. Dollars. The Company has assets and some major suppliers located in Taiwan, The Republic of China. To date, the Taiwan economy has been impacted by the economic uncertainty associated with many of the countries in the Asia region. The Company’s management is unable to quantify the extent of such impact on the Company’s operations.

11. Subsequent Event

On January 27, 2003, the Company purchased a 25,000 square foot warehouse and office building in Pompano Beach, Florida for $1,575,000 to which the Company plans to relocate by mid-2003. On December 31, 2002, the Company’s other assets included $115,000 of deposits for this purchase.