Form 10QSB
period 2003-03-31
MILEMARKER INTERNATIONAL INC
filed 2003-05-02
CIK 930121

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003	Commission file Number 0-26150

MILE MARKER INTERNATIONAL, INC.

(Exact Name Of Small Business Registrant As Specified In Its Charter)

Florida	11-2128469

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     On March 31, 2003, the Registrant had outstanding 10,218,729 shares of common stock, $.001 par value.

MILE MARKER INTERNATIONAL, INC.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets, March 31, 2003, and December 31, 2002	4

	Consolidated Statements of Income, Three months ended March 31, 2003, and March 31, 2002	5

	Consolidated Statements of Cash Flows, Three months ended March 31, 2003, and March 31, 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8-10

Item 3.	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

CERTIFICATIONS		13-16

MILE MARKER INTERNATIONAL, INC.

RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

•	Demand for the Company’s products in general and from U.S. Government entities in particular.

•	Magnitude of price and product competition for the Company’s products.

•	Effects of weather and natural disasters on demand for the Company’s products.

•	Effects of foreign political, economic or military developments on the Company’s international customer or supplier relationships.

•	Ability to control costs and expenses.

•	Ability to retain qualified personnel.

•	Ability to develop and introduce new or enhanced versions of the Company’s products.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
UNAUDITED

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$123,359	$101,868
Accounts Receivable, net of allowance for doubtful accounts of $24,000 and $36,000, respectively	1,071,378	1,021,921
Inventories	2,982,531	3,161,372
Notes and Other Receivables	110,377	198,144
Deferred Tax Asset	49,378	51,415
Prepaid Expenses	48,469	44,598

Total Current Assets	4,385,492	4,579,318

PROPERTY AND EQUIPMENT, NET	1,874,417	361,842
INTANGIBLE ASSETS, NET	125,926	71,963
OTHER ASSETS	79,364	134,623

Total Assets	$6,465,199	$5,147,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes Payable — Line of Credit	$1,219,293	$1,187,650
Notes Payable — Current Portion	63,000	—
Accounts Payable	249,374	447,564
Income Taxes Payable	148,864	48,708
Accrued Liabilities	125,462	70,461

Total Current Liabilities	1,805,993	1,754,383

DEFERRED TAX LIABILITY	33,538	30,988

LONG-TERM DEBT
Other Notes Payable	1,197,000	—

Total Liabilities	3,036,531	1,785,371

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value; 20,000,000 shares authorized, 10,218,729 and 10,268,799 shares issued at March 31, 2003 and December 31, 2002, respectively	10,219	10,269
Additional Paid-in Capital	1,192,364	1,233,634
Less Treasury Shares (50,000 and 75,060 shares at cost)	(31,000)	(51,060)
Retained Earnings	2,257,085	2,169,532

Total Shareholders’ Equity	3,428,668	3,362,375

Total Liabilities & Shareholders’ Equity	$6,465,199	$5,147,746

The accompanying notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Income
Three Months Ended March 31,
UNAUDITED

	2003	2002

Sales	$2,666,123	$3,509,080
Cost of Sales	1,358,426	1,668,738

Gross Profit	1,307,697	1,840,342

Selling Expenses	297,365	246,863

General and Administrative Expenses
Salaries and Wages	363,369	361,671
Professional Fees	52,718	79,578
Rent	11,540	41,734
Depreciation and Amortization	40,194	34,038
Insurance	21,450	22,983
Vehicle Expenses	18,249	12,827
Research & Development	4,970	3,594
Other	93,140	81,707

Total General and Administrative Expenses	605,630	638,132

Total Expenses	902,995	884,995

Income from Operations	404,702	955,347

Other Income (Expense)
Interest Expense	(23,395)	(26,377)
Interest Income	6,299	4,481
Other Income (Expense)	—	(5,322)

Total Other Income (Expense)	(17,096)	(27,218)

Income before Provision for Income Taxes	387,606	928,129

Provision for Income Taxes	(147,522)	(353,525)

Net Income	$240,084	$574,604

Per Share Data:
Weighted Average Shares Outstanding — Basic	10,235,975	10,634,357
Weighted Average Shares Outstanding — Diluted	10,251,560	10,639,194

Earnings per Common Share — Basic	$0.02	$0.05
Earnings per Common Share — Diluted	$0.02	$0.05

The accompanying notes are an integral part of these financial statements

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Three Months Ended March 31,
UNAUDITED

	2003	2002

OPERATING ACTIVITIES:
Net income	$240,084	$574,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,892	41,728
Deferred income taxes	4,586	(6,605)
Inventory obsolescence reserves	6,358	19,937
Bad debt provisions	22,238	9,638

(Increase) decrease in:
Accounts receivable	(71,695)	1,474,325
Inventories	172,483	(166,269)
Prepaid expenses	(3,871)	33,554
Other receivables	87,767	(224,714)
Other assets	260	11,333
(Decrease) increase in:
Accounts payable	(198,190)	(656,111)
Income taxes payable	100,156	(69,048)
Accrued liabilities	55,001	9,738

Net cash provided by operating activities	464,069	1,052,110

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	29,000
Additions to intangible assets	(67,070)	(40,000)
Deposits on building	(60,000)	—
Acquisitions of property and equipment	(1,433,360)	(28,674)

Net cash (used in) investing activities	(1,560,430)	(39,674)

FINANCING ACTIVITIES
(Repayment of) proceeds from short term borrowing — net	31,643	(764,811)
Purchase and retirement of common stock	(21,260)	—
Purchase of treasury stock	—	(62,000)
Payment of dividends	(152,531)	—
Proceeds of long-term debt	1,260,000	—
Repayment of long-term debt	—	(35,511)

Net cash provided by (used in) financing activities	1,117,852	(862,322)

Increase in Cash	21,491	150,114

Cash at Beginning of Period	101,868	50,089

Cash at End of Period	$123,359	$200,203

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,744	$19,369
Cash paid during the period for income taxes	$42,779	$429,178

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

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002, of Mile Marker International, Inc., as filed with the U.S. Securities and Exchange Com-mission. The summary December 31, 2002, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2002.

     In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended March 31, 2003 and 2002, includes incremental shares for stock options outstanding during those periods.

Note 2: Shareholders’ Equity

     During the quarter ending March 31, 2003, the Company purchased and retired 25,010 shares of its common stock, $.001 par value, for $21,260. 50,000 shares of the Company’s common stock were held in the Company’s treasury as of March 31, 2003. On January 31, 2003, the Company paid a cash dividend of $0.015 per share on its common stock, totaling $152,531.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the three months ended March 31, 2003 and 2002:

	2003	2002

Sales	100.0%	100.0%
Cost of Sales	51.0%	47.5%

Gross Profit	49.0%	52.5%
Selling, General and Administrative Expenses	33.9%	25.2%

Income from Operations	15.1%	27.3%
Other Income/(Expense)	(0.6)%	(0.8)%

Pre-Tax Income	14.5%	26.5%
Income Taxes	(5.5)%	(10.1)%

Net Income	9.0%	16.4%

     Sales of $2,666,123 for the three months ended March 31, 2003, were $842,957, or approximately 24%, less than first quarter 2002 sales of $3,509,080. This sales decrease was due primarily to $1,236,295 less military winch sales in the first quarter of 2003 than in the comparable period in 2002 due to the Company’s fulfillment of a major military contract in 2002. This decrease in military winch sales was partially offset by an increase of approximately $350,000 in commercial winch sales and approximately $85,000 in hub sales during the first quarter of 2003 compared to the first quarter of 2002.

     The Company’s gross margins on its sales decreased from 52.5% in 2002 to 49.1% in 2003, primarily due to a shift in the Company’s 2003 product mix to more lower-margin winch products. Selling costs increased by $50,502, or approximately 20%, from $246,863 in 2002 to $297,365 in 2003, primarily due to higher advertising costs related to the Company’s commercial winches.

     General and administrative expenses for the three months ended March 31, 2003, decreased by $32,502, or about 5%, from $638,132 in the first quarter of 2002 to $605,630 in the first quarter of 2003. The most significant decrease in general and administrative expenses from the first three months of 2002 related primarily to rent expenses, which decreased by $30,194, or approximately 72%, from 2002 levels due to temporary rental income received from the Company’s warehouse/office building purchased in January which it intends to occupy in the second quarter of 2003. Relative to its sales, however, the Company’s total general and administrative costs increased from 18.2% of sales in the first quarter of 2002 to 22.7% of sales in the first quarter of 2003.

     The Company’s results of operations for the first three months of 2003 reflected operating income of $404,702 compared to income from operations of $955,347 during the same period in 2002. Other expenses, consisting primarily of interest, were $10,122 less in the first three months of 2003 than the comparable period in 2002 primarily due to lower borrowings and higher interest income. During the quarter ending March 31, 2003, the Company recorded income before taxes of $387,605 compared to income before taxes of $928,129 during the same period in 2002. The Company’s net income of $240,084 after taxes in the first quarter of 2003 is approximately 58% less than the net income of $574,604 for the first quarter of 2002. The net income in the first three months of 2003 represents earnings per share of $.02, both primary and fully diluted, compared to $.05 earnings per share in the first quarter of 2002.

     The primary reason for the lower income in the first quarter of 2003 compared to the comparable period in 2002 was the effect of the 24% lower sales in 2003 on the Company’s operating leverage. The Company’s financial results are heavily influenced by significant periodic sales to the U.S. military for replacement winches for existing HMMWVs. There were no military replacement winch sales in the first quarter of 2003 compared to about $2 million in the first quarter of 2002. The Company’s future sales will continue to be significantly affected by its ability to obtain new military orders for replacement winches. The timing of such military orders is generally intermittent and unpredictable. Any new military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales while the lack of such new military orders could have a material adverse effect on the Company’s future sales.

     The Company’s first quarter 2003 sales included significant sales of electric winches that were not present in the Company’s sales for the first quarter of 2002. The Company’s basic sales strategy for 2003 is to increase both hydraulic and electric winch sales to the commercial markets with the addition of new winch models while continuing to sell significant numbers of OEM hydraulic winches to the military for new HMMWVs.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital decreased by $245,436 to $2,579,499 on March 31, 2003, from $2,824,935 on December 31, 2002, and the Company’s current ratio decreased to 2.43 at March 31, 2003, compared to 2.61 at December 31, 2002. The Company’s current assets decreased by $193,826 to $4,385,492 at March 31, 2003, compared to $4,579,318 at December 31, 2002. Most of this decrease in current assets was due to a reduction of $178,841 in inventories from December 31, 2002 levels.

     The Company’s current liabilities increased by $51,610, from $1,754,383 on December 31, 2002, to $1,805,993 on March 31, 2003. Short-term borrowings under the Company’s line of credit increased by $31,643 from the December 31, 2002, balance of $1,187,650 to $1,219,293 on March 31, 2003. Trade accounts payable were reduced by $198,190 from $447,564 on December 31, 2002, to $249,374 on March 31, 2003.

     During the first quarter of 2003, the Company’s operating activities provided cash of $464,069. These funds and a long-term mortgage loan of $1,260,000 provided funding for the $1,433,360 acquisition costs of property and equipment. At the same time, $21,260 was used during this period to purchase 25,010 shares of the Company’s common stock, and $152,531 was used to pay a cash dividend of $0.015 per common share. The Company has no material commitments outstanding for major capital expenditures during 2002. However, the Company may continue to pay dividends or repurchase its shares in the future.

     The Company’s cash balances increased by $21,491 from the December 31, 2002, level of $101,868 to $123,359 on March 31, 2003, due to the timing of deposits in transit. The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings from a lender.

     The Company has a $3,500,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate. On January 16, 2003, the Company’s lender extended the maturity date of this working capital line of credit to February 28, 2004. The Company’s actual borrowings at March 31, 2003, were only about 35% of its total availability due to the significant cash flow generated from its operations, which also facilitated a substantial reduction of its accounts payable.

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

MILE MARKER INTERNATIONAL, INC. (Registrant)

5-2-03	/s/ Richard E. Aho

(Date)	Richard E. Aho, President and Chief Executive Officer

5-2-03	/s/ Alvin A. Hirsch,

(Date)	Alvin A. Hirsch, Secretary/Treasurer and Chief Financial Officer Principal Accounting Officer

CERTIFICATION

Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Richard E. Aho, certify that:

     1.     I have reviewed this quarterly report on Form10-QSB of Mile Marker International, Inc. (“the Registrant”).

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

Date: 5-2-03

/s/ Richard E. Aho

Richard E. Aho Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Alvin A. Hirsch, certify that:

     1.     I have reviewed this quarterly report on Form10-QSB of Mile Marker International, Inc. (“the Registrant”).

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

Date: 5-2-03

/s/ Alvin A. Hirsch

Alvin A. Hirsch Chief Financial Officer