Form 10QSB
period 2003-06-30
MILE MARKER INTERNATIONAL INC
filed 2003-08-08
CIK 930121

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003	Commission file Number 0-26150

MILE MARKER INTERNATIONAL, INC.

(Exact Name Of Small Business Registrant As Specified In Its Charter)

Florida	11-2128469
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2121 Blount Road, Pompano Beach, Florida 33069

(Address of principal executive offices)

Registrant’s Telephone Number: (954) 782-0604

Former Address: 1450 S.W. 13th Court, Pompano Beach, FL 33069

(Former name or former address, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     On July 31, 2003, the Registrant had outstanding 10,215,269 shares of common stock, $.001 par value.

MILE MARKER INTERNATIONAL, INC.

INDEX

Page No.
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheets, June 30, 2003, and December 31, 2002	4
Consolidated Condensed Statements of Income, Three months ended June 30, 2003, and June 30, 2002	5
Consolidated Condensed Statements of Income, Six months ended June 30, 2003, and June 30, 2002	6
Consolidated Condensed Statements of Cash Flows, Six months ended June 30, 2003, and June 30, 2002	7
Notes to Consolidated Condensed Financial Statements	8
Item 2. Management’s Discussion or Plan of Operation	9-11
Item 3. Controls and Procedures	12
PART II OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Changes in Securities	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
SIGNATURES	13
CERTIFICATIONS	14-17

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

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “ will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various risk factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets
June 30, 2003 and December 31, 2002
UNAUDITED

	June 30,	December 31,
ASSETS	2003	2002

CURRENT ASSETS
Cash	$259,306	$101,868
Accounts Receivable, net of allowance for doubtful accounts of $35,000 and $36,000, respectively	1,142,113	1,021,921
Inventories	3,213,218	3,161,372
Notes and Other Receivables	28,879	198,144
Deferred Tax Asset	48,370	51,415
Prepaid Expenses	62,239	44,598

Total Current Assets	4,754,125	4,579,318
PROPERTY AND EQUIPMENT, NET	2,002,607	361,842
INTANGIBLE ASSETS, NET	113,727	71,963
OTHER ASSETS	77,261	134,623

Total Assets	$6,947,720	$5,147,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes Payable — Line of Credit	$1,766,330	$1,187,650
Notes Payable — Current Portion	63,000	—
Accounts Payable	289,930	447,564
Income Taxes Payable	—	48,708
Accrued Liabilities	134,410	70,461

Total Current Liabilities	2,253,670	1,754,383
DEFERRED TAX LIABILITY	22,874	30,988
LONG-TERM DEBT
Other Notes Payable	1,181,250	—

Total Liabilities	3,457,794	1,785,371

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value; 20,000,000 shares authorized, 10,218,680 and 10,268,799 shares issued at June 30, 2003 and December 31, 2002, respectively	10,219	10,269
Additional Paid-in Capital	1,192,316	1,233,634
Less Treasury Shares (50,000 and 75,060 Shares at Cost)	(31,000)	(51,060)
Retained Earnings	2,318,391	2,169,532

Total Shareholders’ Equity	3,489,926	3,362,375

Total Liabilities & Shareholders’ Equity	$6,947,720	$5,147,746

The accompanying notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income
Three Months Ended June 30,
UNAUDITED

	2003	2002

Sales	$2,303,564	$2,883,835
Cost of Sales	1,362,222	1,386,470

Gross Profit	941,342	1,497,365

Selling Expenses	214,645	280,914

General and Administrative Expenses
Salaries and Wages	342,082	298,759
Professional Fees	63,284	24,774
Rent	35,071	37,747
Depreciation and Amortization	46,450	36,190
Insurance	21,297	20,226
Vehicle Expenses	24,471	19,034
Research & Development	8,556	11,910
Other	108,640	77,549

Total General and Administrative Expenses	649,851	526,189

Total Expenses	864,496	807,103

Income from Operations	76,846	690,262

Other Income/(Expense)
Interest Expense	(25,492)	(19,624)
Interest Income	2,501	7,866

Total Other Income/(Expense)	(22,991)	(11,758)

Income before Benefit (Provision) for Income Taxes	53,855	678,504
Benefit (Provision) for Income Taxes	7,450	(221,882)

Net Income	$61,305	$456,622

Per Share Data:
Weighted Average Shares Outstanding — Basic	10,218,704	10,521,857
Weighted Average Shares Outstanding — Diluted	10,228,163	10,534,357
Earnings per Common Share — Basic	$0.01	$0.04
Earnings per Common Share — Diluted	$0.01	$0.04

The accompanying Notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Income
Six Months Ended June 30,
UNAUDITED

	2003	2002

Sales	$4,969,687	$6,392,915
Cost of Sales	2,720,649	3,055,208

Gross Profit	2,249,038	3,337,707

Selling Expenses	512,010	527,776

General and Administrative Expenses
Salaries and Wages	705,451	660,430
Professional Fees	116,002	104,352
Rent	46,611	79,481
Depreciation and Amortization	86,644	70,228
Insurance	42,747	43,209
Vehicle Expenses	42,719	31,862
Research & Development	13,526	15,504
Other	201,779	159,254

Total General and Administrative Expenses	1,255,479	1,164,320

Total Expenses	1,767,489	1,692,096

Income from Operations	481,549	1,645,611

Other Income (Expense)
Interest Expense	(48,886)	(46,001)
Interest Income	8,800	12,346
Other Income (Expense)	—	(5,322)

Total Other Income (Expense)	(40,086)	(38,977)

Income before Provision for Income Taxes	441,463	1,606,634
Provision for Income Taxes	(140,072)	(575,408)

Net Income	$301,391	$1,031,226

Per Share Data:
Weighted Average Shares Outstanding — Basic	10,227,291	10,570,071
Weighted Average Shares Outstanding — Diluted	10,239,791	10,580,134
Earnings per Common Share — Basic	$0.03	$0.10
Earnings per Common Share — Diluted	$0.03	$0.10

The accompanying notes are an integral part of these financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows
Six Months Ended June 30,
UNAUDITED

	2003	2002

OPERATING ACTIVITIES:
Net income	$301,391	$1,031,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	104,040	85,744
Deferred income taxes	(5,069)	(23,828)
Inventory obsolescense reserves	15,273	47,845
Bad debt provisions	33,873	14,492
(Increase) decrease in:
Accounts receivable	(154,065)	1,410,542
Inventories	(67,119)	15,861
Prepaid expenses	(17,640)	21,377
Other receivables	169,265	(154,312)
Other assets	57,361	(42,760)
(Decrease) increase in:
Accounts payable	(157,634)	(768,694)
Income taxes payable	(48,708)	(133,943)
Accrued liabilities	63,949	(26,371)

Net cash provided by operating activities	294,917	1,477,179
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	29,000
Additions to intangible assets	(68,183)	—
Acquisitions of property and equipment	(1,718,387)	(30,930)

Net cash (used in) investing activities	(1,786,570)	(1,930)
FINANCING ACTIVITIES
(Repayment of) proceeds from short term borrowing — net	578,680	(1,104,446)
Purchase and retirement of common stock	(21,308)	(174,263
Payment of dividends	(152,531)	—
Proceeds of long-term debt	1,260,000	—
Repayment of long-term debt	(15,750)	(108,856)

Net cash provided by (used in) financing activities	1,649,091	(1,387,565)
Increase in Cash	157,438	87,684
Cash at Beginning of Period	101,868	50,089

Cash at End of Period	$259,306	$137,773

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,864	$40,525
Cash paid during the period for income taxes	$202,779	$733,178

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

     The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Mile Marker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 2002, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2002.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended June 30, 2003 and 2002, includes incremental shares for stock options outstanding during those periods.

Note 2: Shareholders’ Equity

     During the six months ending June 30, 2003, the Company purchased and retired 25,059 shares of its common stock, $.001 par value, for $21,308. 50,000 shares of the Company’s common stock were held in the Company’s treasury as of June 30, 2003. On January 31, 2003, the Company paid a cash dividend of $0.015 per share on its common stock, totaling $152,531.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 2003 and 2002:

	Six Months		Three Months

	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	54.7%	47.8%	59.1%	48.1%

Gross Profit	45.3%	52.2%	40.9%	51.9%
Selling, General and Administrative Expenses	35.6%	26.5%	37.6%	28.0%

Income from Operations	9.7%	25.7%	3.3%	23.9%
Other Income/(Expense)	(0.8)%	(0.6)%	(1.0)%	(0.4)%

Pre-Tax Income	8.9%	25.1%	2.3%	23.5%
Income Taxes	(2.8)%	(9.0)%	0.3%	(7.7)%

Net Income	6.1%	16.1%	2.6%	15.8%

     Sales of $4,969,687 for the six months ended June 30, 2003, were $1,423,228, or approximately 22%, less than sales of $6,392,915 during the same period in 2002. This sales decrease was due primarily to $2,087,455 less military winch sales in the first six months of 2003 than in the comparable period in 2002 due to the Company’s fulfillment of a major military contract in 2002. This decrease in military winch sales was partially offset by an increase of approximately $849,000 in commercial winch sales and approximately $109,000 in hub sales during the first six months of 2003 compared to the first six months of 2002. Special order sales were approximately $295,000 less in the first six months of 2003 compared to the same period in 2002.

     The Company’s gross margins on its sales decreased from 52.2% in the first six months of 2002 to 45.3% in 2003, primarily due to a shift in the Company’s 2003 product mix toward more lower-margin winch products, including electric winches. Selling costs decreased by $15,766, from $527,776 in 2002 to $512,010 in 2003, due to lower commissions offset by greater advertising costs related to the Company’s commercial winches.

     The Company’s operating structure is positioned to support its expected annual sales volume, which during the first six months of 2003 averaged below this level. The Company anticipates a much higher level of operation in the second half of 2003 due to a new military order for winches. General and administrative expenses for the six months ended June 30, 2003, increased by $91,160, or about 8%, from $1,164,320 in the first six months of 2002 to $1,255,479 in the first six months of 2003. The most significant increase in general and administrative expenses in the first six months of 2003 related primarily to salary and benefits expenses, which increased by approximately $69,000, or approximately 10%, from 2002 levels. Higher professional fees, depreciation and vehicle expenses were offset by lower rent expenses due to temporary rental income received from the Company’s warehouse/office building purchased in January. Relative to its sales, however, the Company’s total general and administrative costs increased from 18.2% of sales in the first six months of 2002 to 25.3% of sales in the first six months of 2003.

     For the three months ended June 30, 2003, general and administrative expenses increased by $123,662, or approximately 24%, over the comparable period in 2002. These expense increases in this period were principally in staffing, professional fees, depreciation and vehicle expenses.

     The Company’s results from operations for the first six months of 2003 reflected income from operations of $481,549 compared to income from operations of $1,645,611 during the same period in 2002, a decrease of $1,164,062, or approximately 71%. This decrease is due to the 22% decrease in sales, a smaller profit margin and higher general and administrative expenses. Income from operations in the three months ended June 30, 2003, were $76,846, compared to $690,262 in income from operations during the same period in 2002. This substantial decrease is due primarily to the fact that sales in the second quarter of 2003 were approximately 20% less than sales in the same period in 2002, profit margins were lower and general and administrative expenses were higher.

     Interest expenses in the first six months of 2002 were $48,886, compared to $46,001 in the first six months of 2002, reflecting the mortgage interest on the Company’s recently-acquired building. Offsetting these expenses, the Company received $8,800 of interest income on its notes receivable during the six months ended June 30, 2003, compared to $12,346 of such interest income in the same period in 2002.

     During the six months ended June 30, 2003, the Company recorded income before taxes of $441,463 compared to income before taxes of $1,606,634 during the same period in 2002. Net income for the first six months of 2003 totaled $301,391 compared to net income of $1,031,226 for the first six months of 2002, a decrease of approximately 71%. This net income represents earnings per common share of $0.03 for the first six months of 2003 compared to earnings per common share of $0.10 for the first six months of 2002. During the three months ended June 30, 2003, the Company recorded net income of $61,305 compared to net income of $456,622 during the same three-month period in 2002, a decrease of approximately 87%. This net income represents earnings per common share of $0.01 for the second quarter of 2003 compared to earnings per common share of $0.04 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital decreased by $324,480 to $2,500,455 on June 30, 2003, from $2,824,935 on December 31, 2002, and the Company’s current ratio decreased to 2.11 at June 30, 2003, compared to 2.61 at December 31, 2002. The Company’s current assets increased by $174,807 to $4,754,125 at June 30, 2003, compared to $4,579,318 at December 31, 2002. Most of this increase was due to $157,438 higher cash balances, which increased from $101,868 on December 31, 2002, to $259,306 on June 30, 2003.

     The Company’s current liabilities increased by $499,287 to $2,253,670 at June 30, 2003, compared to $1,754,383 at December 31, 2002. The Company’s short-term borrowings under its line of credit increased by $578,680 to $1,766,330 from the December 31, 2002, level of $1,187,650, and its trade accounts payable decreased by $157,634 during the six months ended June 30, 2003. Income taxes payable decreased by $48,708 in the same period.

     The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs. During the first six months of 2003, the Company’s operating activities provided cash of $294,917. $1,718,387 of capital expenditures for building, improvements, furniture and equipment during the fist six months of 2003 was partially funded by a long-term mortgage loan of $1,260,000. At the same time, $21,308 was used during this period to purchase 25,059 shares of the Company’s common stock, and $152,531 was used to pay a cash dividend of $0.015 per common share. The Company has no material commitments outstanding for major capital expenditures during 2003. The Company may continue to pay dividends or repurchase its shares in the future.

     The Company’s cash balances increased by $157,438 from the December 31, 2002, level due to the timing of deposits in transit. However, these cash balances are not really indicative of the Company’s true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company’s credit facility at the time outstanding checks are presented and paid. The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings from a lender.

     The Company has a $3,500,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate. On January 16, 2003, the Company’s lender extended the maturity date of this working capital line of credit to February 28, 2004. The Company’s actual borrowings at June 30, 2003, were only about 50% of its total availability due to the significant cash flow generated from its operations.

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

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On June 10, 2003, holders of a majority of the Company’s common shares voted to approve the June 9, 2003 actions of the Company’s Board of Directors to effect a 1 for 15 reverse stock split followed immediately by a 15 for 1 forward stock split as a means by which the Company could reduce the administrative costs of servicing its shareholders. Accordingly, through the reverse/forward split, approximately 600 shareholders holding less than 15 shares were cashed out on an economical basis. This transaction was consummated on July 9, 2003.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8K

     Exhibit 31.1          Certificate of Chief Executive Officer

     Exhibit 31.2          Certificate of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

MILE MARKER INTERNATIONAL, INC. (Registrant)

8/8/03	/s/ Richard E. Aho

(Date)	Richard E. Aho, President and Chief Executive Officer

8/8/03	/s/ Alvin A. Hirsch

(Date)	Alvin A. Hirsch, Secretary/Treasurer and Chief Financial Officer