Form 10QSB
period 2003-09-30
MILE MARKER INTERNATIONAL INC
filed 2003-11-06
CIK 930121

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                          Commission file
       September 30, 2003                               Number 0-26150


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

                  2121 Blount Road, Pompano Beach, Florida 33069
                  ----------------------------------------------
                    (Address of principal executive offices)

                  Registrant's Telephone Number: (954) 782-0604
                                                 --------------

                ------------------------------------------------
          (Former name or former address, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X___           No _____



                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On September 30, 2003, the Registrant had outstanding 10,190,269 shares of common stock, $.001 par value.



                              MILE MARKER INTERNATIONAL, INC.

                                      INDEX
                                                                                      Page No.
PART  I     FINANCIAL INFORMATION

Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets, September 30, 2003,
                    and December 31, 2002  .............................................  4

                    Condensed Consolidated Statements of Income, Three months
                    ended September 30, 2003, and September 30, 2002 .........            5

                    Condensed Consolidated Statements of Income, Nine months
                    ended September 30, 2003, and September 30, 2002 ........             6

                    Condensed Consolidated Statements of Cash Flows, Nine months
                    ended September 30, 2003, and September 30, 2002 .....                7

                    Notes to Condensed Consolidated Financial Statements ..........       8

Item  2.  Management's Discussion or Plan of Operation.......................        9 - 12

Item  3.  Controls and Procedures.....................................................   12

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings ..........................................................  12

Item 2.    Changes in Securities ......................................................  12

Item 3.     Defaults Upon Senior Securities ...........................................  12

Item 4.      Submission of Matters to a Vote of Security Holders ...................     13

Item 5.      Other Information ........................................................  13

Item 6.      Exhibits and Reports on Form 8-K .........................................  13

SIGNATURES ...........................................................................   14

CERTIFICATIONS.............................................................         15 - 18


                         MILE MARKER INTERNATIONAL, INC.

                             RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company's control, could negatively affect the Company's revenues, profitability or cash flows in the future. These factors include:

o Demand for the Company's products in general and from the U.S. Government in particular.

o    Magnitude of price and product competition for the Company's products.

o Effects of the weather and natural disasters on the demand for the Company's products.

o Effects of foreign political, economic or military developments on the Company's international customer or supplier relationships.

o    Ability to control costs and expenses.

o    Ability to retain qualified personnel.

o Ability to develop and introduce new or enhanced versions of the Company's products.

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements of Mile Marker International, Inc.




                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                                    UNAUDITED

                                                                September 30, December 31,
ASSETS                                                              2003         2002
                                                      ----------------------------------
CURRENT ASSETS
  Cash                                                              $260,951   $101,868
  Accounts Receivable, net of allowance for doubtful
    accounts of $31,000 and $36,000, respectively                  2,889,454  1,021,921
  Inventories                                                      3,192,253  3,161,372
  Notes and Other Receivables                                         45,312    198,144
  Deferred Tax Asset                                                  50,505     51,415
  Prepaid Expenses                                                    57,559     44,598
                                                      ----------------------------------
      Total Current Assets                                         6,496,034  4,579,318

PROPERTY, PLANT AND EQUIPMENT, NET                                 1,978,688    361,842
INTANGIBLE ASSETS, NET                                                99,395     71,963
OTHER ASSETS                                                          79,091    134,623
                                                      ----------------------------------
        Total Assets                                              $8,653,208 $5,147,746
                                                      ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                                  $2,638,085 $1,187,650
  Current Portion of Long-Term Debt                                   63,000          -
  Accounts Payable                                                   710,685    447,564
  Income Taxes Payable                                                92,967     48,708
  Accrued Liabilities                                                155,988     70,461
                                                      ----------------------------------
      Total Current Liabilities                                    3,660,725  1,754,383

DEFERRED TAX LIABILITY                                                31,028     30,988

LONG-TERM DEBT                                                     1,165,500          -
                                                      ----------------------------------
      Total Liabilities                                            4,857,253  1,785,371
                                                      ----------------------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
  authorized, 10,215,269 and 10,268,799 shares issued
   at
  September 30, 2003 and December 31, 2002,
   respectively                                                       10,215     10,269
Additional Paid-in Capital                                         1,189,528  1,233,634
Less Treasury Shares (25,000 Shares at Cost)                         (15,500)   (51,060)
Retained Earnings                                                  2,611,712  2,169,532
                                                      ----------------------------------
      Total Shareholders' Equity                                   3,795,955  3,362,375
                                                      ----------------------------------
Total Liabilities & Shareholders' Equity                          $8,653,208 $5,147,746
                                                      ==================================

The accompanying notes are an integral part of these financial statements.




                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                        Three Months Ended September 30,
                                    UNAUDITED
                                                                     2003       2002
                                                               ----------------------

Sales                                                          $3,618,656 $1,906,837
Cost of Sales                                                   1,857,816  1,042,993
                                                               ----------------------
              Gross Profit                                      1,760,840    863,844
                                                               ----------------------

Selling Expenses                                                  266,269    191,836
                                                               ----------------------
General and Administrative Expenses
   Salaries and Wages                                             463,743    307,811
   Professional Fees                                               61,202     16,647
   Rent                                                            28,465     34,952
   Depreciation and Amortization                                   49,850     36,436
   Insurance                                                       23,692     19,828
   Vehicle Expenses                                                13,345     13,573
   Research & Development                                           7,089     14,923
   Other                                                          103,042     88,359
                                                               ----------------------
      Total General and Administrative Expenses                   750,428    532,529
                                                               ----------------------
              Total Expenses                                    1,016,697    724,365
                                                               ----------------------

Income from Operations                                            744,143    139,479
                                                               ----------------------
Other Income/(Expense)
       Interest Expense                                           (31,024)   (13,901)
       Interest Income                                                289     26,117
       Other Income (Expense)                                           -      5,000
                                                               ----------------------
                Total Other Income/(Expense)                      (30,735)    17,216

Income before Provision for Income Taxes                          713,408    156,695
Provision for Income Taxes                                       (267,233)   (73,013)
                                                               ----------------------

      Net Income                                                 $446,175    $83,682
                                                               ======================

Per Share Data:
   Weighted Average Shares Outstanding - Basic                 10,215,666 10,374,792
   Weighted Average Shares Outstanding - Diluted               10,227,181 10,385,318

  Earnings per Common Share - Basic                                 $0.04      $0.01
  Earnings per Common Share - Diluted                               $0.04      $0.01


The accompanying Notes are an integral part of these financial statements.


                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                         Nine Months Ended September 30,
                                    UNAUDITED
                                                                              2003       2002
                                                                        ----------------------

Sales                                                                   $8,588,343 $8,299,752
Cost of Sales                                                            4,578,464  4,098,200
                                                                        ----------------------
              Gross Profit                                               4,009,879  4,201,552
                                                                        ----------------------

Selling Expenses                                                           778,279    719,613
                                                                        ----------------------
General and Administrative Expenses
   Salaries and Wages                                                    1,169,194    968,241
   Professional Fees                                                       177,204    120,999
   Rent                                                                     75,076    114,433
   Depreciation and Amortization                                           136,494    106,664
   Insurance                                                                66,439     63,037
   Vehicle Expenses                                                         56,064     45,435
   Research & Development                                                   20,616     30,427
   Other                                                                   304,823    247,614
                                                                        ----------------------
      Total General and Administrative Expenses                          2,005,910  1,696,850
                                                                        ----------------------
              Total Expenses                                             2,784,189  2,416,463
                                                                        ----------------------

Income from Operations                                                   1,225,690  1,785,089
                                                                        ----------------------
Other Income (Expense)
       Interest Expense                                                    (79,910)   (59,902)
       Interest Income                                                       9,088     38,464
       Other Income (Expense)                                                    -       (322)
                                                                        ----------------------
                Total Other Income (Expense)                               (70,822)   (21,760)

Income before Provision for Income Taxes                                 1,154,868  1,763,329
Provision for Income Taxes                                                (407,304)  (648,421)
                                                                        ----------------------

      Net Income                                                          $747,564 $1,114,908
                                                                        ======================

Per Share Data:
   Weighted Average Shares Outstanding - Basic                          10,223,374 10,513,368
   Weighted Average Shares Outstanding - Diluted                        10,233,835 10,523,760

  Earnings per Common Share - Basic                                          $0.07      $0.11
  Earnings per Common Share - Diluted                                        $0.07      $0.11


The accompanying notes are an integral part of these financial statements.



                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                    UNAUDITED
                                                                              2003       2002
                                                                        ----------------------
OPERATING ACTIVITIES:
Net income                                                                $747,564 $1,114,908
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                            162,588    130,922
  Deferred income taxes                                                        950    (13,754)
  Inventory obsolescense reserves                                           25,595     77,986
  Bad debt provisions                                                       33,873     22,235
(Increase) decrease in:
    Accounts receivable                                                 (1,901,406) 1,743,701
    Inventories                                                            (56,476)   (76,353)
    Prepaid expenses                                                       (12,961)     8,665
    Notes and other receivables                                            152,832   (176,947)
    Other assets                                                            55,532    (29,472)
(Decrease) increase in:
    Accounts payable                                                       263,121   (747,382)
    Income taxes payable                                                    44,259   (226,443)
    Accrued liabilities                                                     85,528    (19,731)
                                                                        ----------------------
Net cash (used in) provided by operating activities                       (399,001) 1,808,335

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                                     -     29,000
Additions to intangible assets                                             (68,183)         -
Purchases of property, plant and equipment                              (1,738,683)   (72,595)
                                                                        ----------------------
Net cash (used in) investing activities                                 (1,806,866)   (43,595)

FINANCING ACTIVITIES:
Proceeds from (repayment of) short term borrowing - net                  1,450,435 (1,299,667)
Purchase and retirement of common stock                                     (8,600)  (255,191)
Payment of dividends                                                      (305,385)         -
Proceeds of long-term debt                                               1,260,000          -
Repayment of long-term debt                                                (31,500)  (108,856)
                                                                        ----------------------
Net cash provided by (used in) financing activities                      2,364,950 (1,663,714)

Increase in Cash                                                           159,083    101,026

Cash at Beginning of Period                                                101,868     50,089

                                                                        ----------------------
Cash at End of Period                                                     $260,951   $151,115
                                                                        ======================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $72,758    $55,653
   Cash paid during the period for income taxes                           $360,954   $885,178

The accompanying notes are an integral part of these financial statements.

                         MILE MARKER INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 Note 1:   Basis of Presentation

         The unaudited condensed consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiary, Mile Marker, Inc. (collectively "the Company"). All necessary adjustments to the financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Mile Marker International, Inc., as filed with the Securities and Exchange Commission. The summary December 31, 2002, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2002.

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

          Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended September 30, 2003 and 2002 includes incremental shares for vested stock options outstanding during those periods.

Note 2: Shareholders' Equity

        During the nine months ending September 30, 2003, the Company purchased and retired 28,470 shares of its common stock, $.001 par value, for $23,600. 25,000 shares of the 50,000 common shares held in the Company's treasury were issued for $15,000 pursuant to an incentive stock option exercised on July 22, 2003. On January 31, 2003, and July 29, 2003, the Company paid cash dividends of $0.015 per share on its common stock on such dates, totaling $305,385.

Note 3: Reclassification

         Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2.    Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.


RESULTS OF OPERATIONS

           The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 2003 and 2002:

                                      Nine Months             Three Months
                                    ------------------  --------------------
                                        2003     2002       2003       2002
                                    ------------------  --------------------
Sales                                  100.0%   100.0%     100.0%     100.0%
Cost of Sales                           53.3%    49.4%      51.3%      54.7%
                                    ----------------------------------------
      Gross Profit                      46.7%    50.6%      48.7%      45.3%
Selling Expenses                         9.1%     8.7%       7.4%      10.1%
General & Administrative Expenses       23.4%    20.4%      20.7%      27.9%
                                    ----------------------------------------
      Income from Operations            14.2%    21.5%      20.6%       7.3%
Other Income/(Expenses)                 -0.8%    -0.3%      -0.9%       0.9%
                                    ----------------------------------------
      Income Before Income Taxes        13.4%    21.2%      19.7%       8.2%
Income Taxes                            -4.7%    -7.8%      -7.4%      -3.8%
                                    ----------------------------------------
      Net Income                         8.7%    13.4%      12.3%       4.4%

        Sales of $8,588,343 for the nine months ended September 30, 2003, were $288,591 or approximately 3%, more than sales of $8,299,752 during the same period in 2002. Sales for the third quarter ended September 30, 2003 were $3,618,656, compared to sales of $1,906,837 for the same quarter in 2002, an increase of approximately 90%. The quarter's sales increase was due primarily to the shipment of $1,911,584 of military winch sales under the Company's military order received in July. The sales increase for the nine months was principally due to higher commercial winch sales, particularly electric winch sales. These sales increases were offset by lower sales of military winches and special products in the nine-month period ended September 30, 2003, compared to the same period in 2002.

       The Company's gross margins on its sales decreased from 50.6% in the first nine months of 2002 to 46.7% in 2003, primarily due to the introduction of new products, including electric winches, and a shift in the Company's 2003 product mix toward more lower-margin winch products. Selling costs increased by $58,666, or approximately 8%, from $719,613 in 2002 to $778,279 in 2003, principally due to higher advertising costs related to the Company's commercial winches.

        The Company's general and administrative expenses for the nine months ended September 30, 2003, increased by $309,060, or about 18%, from $1,696,850 in the first nine months of 2002 to $2,005,910 in the first nine months of 2003. Relative to sales, general and administrative expenses represented 23.4% of sales in the first nine months of 2003, compared to 20.4% for the same period in 2002. However, general and administrative expenses decreased from 27.9% of sales in the third quarter of 2002 to 20.7% of sales in the third quarter of 2003, as the Company's operations were operating at their budgeted levels for the year.

The most significant increase in general and administrative expenses in the first nine months of 2003 related primarily to salary and benefits expenses, which increased by approximately $233,000, or approximately 22%, from 2002 levels. Higher professional fees, depreciation and vehicle expenses were offset by lower rent expenses due to offsetting rental income received on the Company's owned and leased facilities during the nine month period. For the three months ended September 30, 2003, general and administrative expenses increased by $217,899, or approximately 41%, over the comparable period in 2002. These expense increases in this period were principally in the areas of staffing, professional fees, depreciation and taxes on the Company's facility purchased in January of 2003.

        The Company's results of operations for the first nine months of 2003 reflected income from operations of $1,225,690 compared to income from operations of $1,785,089 during the same period in 2002, a decrease of $559,399, or approximately 31%. This decrease was due to the smaller profit margin and higher general and administrative expenses during the nine months ended September 30, 2003. However, income from operations in the three months ended September 30, 2003, was $744,143, compared to $139,479 in income from operations during the same period in 2002. This substantial increase was due primarily to the fact that sales in the third quarter of 2003 were approximately 90% more than sales in the same period in 2002, with better profit margins, notwithstanding the higher general and administrative expenses in 2003.

         Interest expenses in the first nine months of 2003 were $79,910, compared to $59,902 in the first nine months of 2002, reflecting the mortgage interest on the Company's building acquired in early 2003. Offsetting these expenses, the Company received $9,088 of interest income on its notes receivable during the nine months ended September 30, 2003, compared to $38,464 of interest income in the same period in 2002.

         During the nine months ended September 30, 2003, the Company recorded income before taxes of $1,154,868 compared to income before taxes of $1,763,329 during the same period in 2002. Net income for the first nine months of 2003 totaled $747,564 compared to net income of $1,114,908 for the first nine months of 2002, a decrease of approximately 33%. This net income represents earnings per common share of $0.07 for the first nine months of 2003 compared to earnings per common share of $0.11 for the first nine months of 2002. During the three months ended September 30, 2003, the Company recorded net income of $446,175 compared to net income of $83,682 during the same three-month period in 2002, an increase of $362,493. This net income represents earnings per common share of $0.04 for the third quarter of 2003 compared to earnings per common share of $0.01 for the same period in 2002.

       As previously disclosed, the Company's financial results may vary considerably from quarter to quarter, depending upon the timing of significant military orders, while the Company's operating structure is positioned to support its expected annual sales volume. This makes historical quarterly comparisons somewhat less meaningful. One must also consider the impact of unfilled future orders. As of September 30, 2003, the Company had over $7.9 million of unfilled orders for military winches, which are expected to affect the Company's financial results positively in the fourth quarter of 2003 and the first and second quarters of 2004.

LIQUIDITY AND CAPITAL RESOURCES

           Net working capital increased by $10,374 to $2,835,309 on September 30, 2003, from $2,824,935 on December 31, 2002, and the Company's current ratio decreased to 1.77 at September 30, 2003, compared to 2.61 at December 31, 2002. The Company's current assets increased by $1,916,716 to $6,496,034 at September 30, 2003, compared to $4,579,318 at December 31, 2002. Most of this increase was due to $1,867,533 higher trade accounts receivable, which increased from $1,021,921 on December 31, 2002, to $2,889,454 on September 30, 2003, including over $1 million from the U.S. Government.

        The Company's current liabilities increased by $1,906,342 to $3,660,725 at September 30, 2003, compared to $1,754,383 at December 31, 2002. The Company's short-term borrowings under its line of credit increased by $1,450,435 to $2,638,085 from the December 31, 2002, level of $1,187,650, and its trade accounts payable increased by $263,121 during the nine months ended September 30, 2003. Income taxes payable increased by $44,259 during the same period.

        The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs. During the first nine months of 2003, the Company's financing activities provided cash of $2,364,950. $1,738,683 of capital expenditures for building, improvements, furniture and equipment during the first nine months of 2003 was partially funded by a long-term mortgage loan of $1,260,000. At the same time, $23,600 was used during this period to purchase 28,470 shares of the Company's common stock, and $305,385 was used to pay two quarterly cash dividends of $0.015 per common share. The Company may continue to pay dividends and/or repurchase its shares in the future. The Company has no material commitments outstanding for major capital expenditures during 2003.

        The Company's cash balances increased by $159,083 from the December 31, 2002, level due to the timing of deposits in transit. However, these cash balances are not really indicative of the Company's true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid. The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic short-term borrowings from a lender.

       The Company has a $3,500,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate. On January 16, 2003, the Company's lender extended the maturity date of this working capital line of credit to February 28, 2004. The Company's actual borrowings at September 30, 2003 have represented about 75% of its total availability due to the significant cash flow generated from its operations.

       On February 6, 2003, the Company's lender supplemented the Company's existing working capital line of credit with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building.

Item 3.    Controls and Procedures

        Based on an evaluation conducted within 90 days of the filing date of this report, the Chief Financial Officer and the Chief Executive Officer of the Registrant have determined the effectiveness of the Registrant's disclosure controls and procedures. These officers determined that there were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           Exhibit 31.1 - Certificate of Chief Executive Officer

           Exhibit 31.2 - Certificate of Chief Financial Officer

           SEC Form 8-K was filed on July 11, 2003, by the Company announcing the award of a U.S. military contract and an order for 1,534 Mile Marker hydraulic winch/bumper assemblies with a dollar value of $3,899,428.

           SEC Form 8-K was filed on October 6, 2003, by the Company announcing the receipt of another military order under its multi-year contract for 1,899 Mile Marker hydraulic winch/bumper assemblies with a dollar value of $4,827,258.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.





MILE MARKER INTERNATIONAL, INC.
------------------------------
                       (Registrant)




           Nov 5, 2003                      /s/  Richard E. Aho
  -------------------                       ------------------------------
                (Date)                      Richard E. Aho, President and
                                                Chief Executive Officer

           Nov 5, 2003                      /s/ Alvin A. Hirsch
  -----------------                         -------------------------------
                (Date)                      Alvin A. Hirsch, Secretary/Treasurer
                                              and Chief Financial Officer