Form 10QSB/A
period 2003-09-30
MILE MARKER INTERNATIONAL INC
filed 2003-11-19
CIK 930121

FORM 10-QSB/A

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



                              MILE MARKER INTERNATIONAL, INC.

                                      INDEX
                                                                                      Page No.
PART  I     FINANCIAL INFORMATION

Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets, September 30, 2003,
                    and December 31, 2002  .............................................  4

                    Condensed Consolidated Statements of Income, Three months
                    ended September 30, 2003, and September 30, 2002 .........            5

                    Condensed Consolidated Statements of Income, Nine months
                    ended September 30, 2003, and September 30, 2002 ........             6

                    Condensed Consolidated Statements of Cash Flows, Nine months
                    ended September 30, 2003, and September 30, 2002 .....                7

                    Notes to Condensed Consolidated Financial Statements ..........       8

Item  2.  Management's Discussion or Plan of Operation.......................        9 - 12

Item  3.  Controls and Procedures.....................................................   12

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings ..........................................................  12

Item 2.    Changes in Securities ......................................................  12

Item 3.     Defaults Upon Senior Securities ...........................................  12

Item 4.      Submission of Matters to a Vote of Security Holders ...................     13

Item 5.      Other Information ........................................................  13

Item 6.      Exhibits and Reports on Form 8-K .........................................  13

SIGNATURES ...........................................................................   14

CERTIFICATIONS.............................................................         15 - 20


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

           Exhibit 31.1 - Certificate of Chief Executive Officer

           Exhibit 31.2 - Certificate of Chief Financial Officer

           Exhibit 32.1 - Section 906 Certificate of Chief Executive Officer

           Exhibit 32.2 - Section 906 Certificate of Chief Financial Officer

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