Form 10KSB
period 2003-12-31
MILE MARKER INTERNATIONAL INC
filed 2004-02-23
CIK 930121

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the Fiscal Year ended December 31, 2003

( ) Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ______ to
     _______

    Commission file   Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.
                         _______________________________
      (Exact Name Of Small Business Registrant As Specified In Its Charter)



           Florida                                11-2128469
 _______________________________        __________________________________
   (State or other jurisdiction         IRS Employer Identification Number
of incorporation or organization)


                 2121 Blount Road, Pompano Beach, Florida 33069
                    (Address of principal executive offices)
                  Registrant's Telephone Number: (954) 782-0604
                                                  _____________


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

State Registrant's revenues for its most recent fiscal year:  $ 13,238,315

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 20, 2004: $ 8,210,457

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of February 20, 2004, was 9,790,269 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         MILE MARKER INTERNATIONAL, INC.


                             RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company's control, could negatively affect the Company's revenues, profitability or cash flows in the future. These factors include:

o Demand for the Company's products in general and from U.S. Government entities in particular.
o    Magnitude of price and product competition for the Company's products.
o Effects of the weather and natural disasters on the demand for the Company's products.
o Effects of foreign political, economic or military developments on the Company's international customer or supplier relationships.
o    Ability to control costs and expenses.
o    Ability to retain qualified personnel.
o Ability to develop and introduce new or enhanced versions of the Company's products.


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



                         MILE MARKER INTERNATIONAL, INC.
                              Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2003


                                TABLE OF CONTENTS
                                _________________

                                                           PART I

                                                                                                      Page

Item 1.       Description of Business ...............................................................   5
Item 2.       Description of Property ...............................................................   7
Item 3.       Legal Proceedings  ....................................................................   8
Item 4.       Submission of Matters to a Vote of Security Holders....................................   8

                                                           PART II

Item 5.        Market for Common Equity, Related Stockholder Matters and Small
                   Business Issuer Purchases of Equity Securities ...................................   8
Item 6.        Management's Discussion and Analysis or Plan of Operation.............................  10
Item 7.        Financial Statements .................................................................  13
Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  .......................................................  13
Item 8A.     Controls and Procedures.................................................................  13

                                                           PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act...............................  14
Item 10.       Executive Compensation  ..............................................................  15
Item 11.       Security Ownership of Certain Beneficial Owners and Manage-
                    ment and Related Stockholder Matters.............................................  17
Item 12.       Certain Relationships and Related Transactions  ......................................  19

                                                           PART IV

Item 13.        Exhibits and Reports on Form 8-K ....................................................  19
Item 14.        Principal Accountant Fees and Services ..............................................  20
Signatures     ......................................................................................  21

Item 1.   Description of Business

Form, Organization and Changes
______________________________
Mile Marker International, Inc. (the "Company"), was organized as a New York corporation on August 15, 1960, under the name Nylo-Thane Plastics, Inc. On January 19, 1982, the Company's name was changed to Olan Laboratories International, Inc., and on December 28, 1993, the Company's name was changed to Mile Marker International, Inc. From January 9, 1982 to December 28, 1993, the Company conducted business operations through a wholly-owned subsidiary, Olan Laboratories, Inc.

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

Pursuant to an Agreement and Plan of Merger dated November 8, 2000, and effective on December 4, 2000, all of the outstanding capital stock of Mile Marker International, Inc., a New York corporation, was acquired by Mile Marker International, Inc., a Florida corporation. In accordance with the terms of the Agreement, the Company re-domiciled from New York to Florida. The historical financial statements prior to the effective date are those of Mile Marker International, a New York corporation.

Principal Products
__________________
The Company, through its Mile Marker subsidiary, is a distributor of specialized vehicle parts primarily for the 4-wheel drive recreational/utility/military vehicle markets. Mile Marker and a predecessor company have been in business for over 22 years under the management of Mile Marker's founder, Chairman and Chief Executive Officer, Richard E. Aho. Mile Marker's unique patented line of hydraulic winches uses a vehicle's power steering pump as its source of energy. The Company's hydraulic winches are used extensively by the U.S. military on its Humvees. In 2002, the Company added to its product line electric-powered winches, which represent an increasing proportion of the Company's revenues. The Company is also one of three nationally recognized suppliers of wheel locking hubs.

Winches
_______
In 1994, Mile Marker introduced a new, patented line of vehicle-mounted hydraulic winch kits that utilize the vehicle's power steering pump as their energy source. The two-speed version of this hydraulic winch was initially manufactured for sale in 1997. This unique hydraulic winch, which was designed for the United States military, has found exceptional acceptance from the recreational/utility vehicle two-and four-wheel drive market and commercial utilities. Mile Marker's hydraulic winch kits are very competitively priced against electric winches of similar ratings and have proven performance capabilities not found in most electric winches: continuous, reliable and silent operation, durability and multiple safety features.

In 2002, the Company introduced a new model 8000 lb. electric winch manufactured to the Company's standards and specifications, making it one of the safest winches in this segment of the market. Following the initial success of this winch product manufactured in China, the Company has expanded its electric winch product line substantially to even more electric winch models. The Company is taking advantage of the excellent quality, better value, and very competitive pricing available in China in order to capture significant market share from its more established competitors.

Hubs
____
Hub products have been marketed under the "Mile Marker" trade name since 1986. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. Mile Marker's hub products include a patented locking wheel hub for four-wheel drive vehicles that locks a four-wheel drive vehicle's front axles to insure four-wheel drive. In addition to its own patented hubs, Mile Marker has bought the well-known line of Selectro@ hubs for trucks. Mile Marker's hubs are manufactured by its subcontractors in Taiwan and in the United States and tested and assembled as necessary in Pompano Beach, Florida.

Manufacturing
_____________
Neither the Company nor its Mile Marker subsidiary manufactures its own products. Product components are sourced on a quality and price basis in the United States and in several Asian countries. Each component is manufactured to the Company's standards and specifications pursuant to a separate purchase order on negotiated terms, which may vary with each purchase order based on general market conditions, availability of manufacturing capacity and the Company's time requirements. The Company is not dependent upon any single manufacturer and would not be adversely affected if it were unable to continue business with any of its existing manufacturers.

Customers
_________
During 2003 and 2002, sales to the Company's top five customers amounted to approximately 72% and 73% of total sales, respectively. The Company sells an ongoing volume of its hydraulic winch/bumper assemblies to the original equipment manufacturer of military Humvees under ongoing purchase orders. In addition, during the period 2002-2003, the Company delivered approximately 2,500 hydraulic winch/bumper assemblies for the replacement of existing electric winches on military Humvees under several contracts from the United States Army Tank-Automotive and Armaments Command. Company sales under these contracts had a total sales value of $6,382,962 during the years 2002 and 2003.

Mile Marker's product lines are available through an extensive wholesaler supply network in North America and worldwide that includes warehouse distributors, jobbers, retail stores and mail order catalogues.

Competition
___________
The Company's primary competitors in the hub and winch markets are Warn Industries, Milwaukee, Oregon; Ramsey, Inc., Tulsa, Oklahoma; and Superwinch, Inc., Putnam, Connecticut.

Mile Marker's two major hub competitors are Warn and AVM in Brazil, whose hubs are distributed in the U.S. by Superwinch. Warn is the Company's largest direct competitor, with several proprietary products competing against the Company's products, plus a long history of both OEM and aftermarket sales. Warn's market emphasis appears to be on the recreational automotive aftermarket and automotive OEM parts sales.

Mile Marker's major winch competitors are Warn, Ramsey and Superwinch - none of which currently has a hydraulic winch similar to the patented MileMarker winch designed around a power steering pump. The total winch sales for all three of the Company's major competitors are estimated at approximately $220 million a year. Warn is the Company's largest competitor in the winch market, and possesses a well-established brand name. Warn's market emphasis appears to be on the OEM industrial market. Ramsey is the Company's second largest competitor in the winch market. Ramsey's market emphasis appears to be on commercial tow vehicle applications. Superwinch, Inc. is considered by the Company to be the smallest competitor and concentrates on mass- marketing smaller, low-cost winches.

Management and Personnel
________________________
The Company's Mile Marker subsidiary employees include the President/Chief Executive Officer, the Secretary/Treasurer/CFO and two Vice Presidents. Mile Marker has thirty-eight employees, most of whom are employed at the Company's Pompano Beach, Florida, office. No employees belong to any union. The Company also uses various independent sales representatives, temporary employees and independent contractors to supplement its salaried and hourly employees.

Item 2.  Description of Property

On January 27, 2003, the Company purchased a 25,000 square foot warehouse and office building in Pompano Beach, Florida for $1,575,000 to which the Company relocated in May of 2003. The Company also leases approximately 15,750 square feet of warehouse and office space in Pompano Beach, Florida, under long-term leases through June 2008 at a current monthly rent of $11,908. Approximately 6,250 of this leased space has been sublet to other parties under long term leases for approximately $5,400 per month. The Company also leases a 3,500 square foot warehouse in Kalama, Washington, for $1,354 a month until April 30, 2004.

Item 3.   Legal Proceedings

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through a solicitation or proxies or otherwise.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMRK. During 2002 and 2003, both bid and ask quotations have appeared regularly on the OTC Bulletin Board. The following bid quotations have been reported on Yahoo Finance for the period beginning January 1, 2002, and ending December 31, 2003, for the Company's stock:

The following table sets forth the high and low sale price of the Company's common stock as traded on the Over The Counter Bulletin Board under the symbol MMRK for the period beginning January 1, 2002 and ending December 31, 2003:

                                               High                     Low
                                               _____                   _____
Quarter Ended March 31, 2002                   $0.90                   $0.62
Quarter Ended June 30, 2002                    $0.95                   $0.61
Quarter Ended September 30, 2002               $0.95                   $0.35
Quarter Ended December 31, 2002                $1.48                   $0.43
Quarter Ended March 31, 2003                   $0.95                   $0.65
Quarter Ended June 30, 2003                    $0.92                   $0.62
Quarter Ended September 30, 2003               $2.00                   $0.20
Quarter Ended December 31, 2003                $2.50                   $1.08


Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company understands that several member firms of the NASD are currently acting as market makers for the Company's common stock. However, until recently, there was no meaningful trading volume for the Company's common stock. There is no assurance that an active trading market will continue to provide adequate liquidity for the Company's existing shareholders or for persons who may acquire the Company's common stock through the exercise of stock options.

As of December 31, 2003, the Company had approximately 350 shareholders of record of the Company's common stock. However, a certain number of the shares of the Company's common stock are held in "street name" and are therefore held by several beneficial owners. The Company estimates that it has a total of approximately 500 beneficial shareholders.

During 2003 and 2002, the Company purchased 428,470 and 440,618 of its common shares at a cost of $519,600 and $339,006, respectively. The following table itemizes the shares purchased by the Company in 2003:


Small Business Issuer Purchases of Equity Securities

                                          Total Number       Maximum
                                          of Publicly        Number that
          Total Number  Average Price     Announced          May Yet
Period    of Shares     Paid Per Share    Shares Purchased   be Purchased
-------------------------------------------------------------------------

Jan-03     25,011        $0.85             25,011               34,430
Apr-03         48        $1.00                 48               34,382
Jul-03      3,411        $0.67              3,411                    0
Dec-03    400,000        $1.24            400,000                    0


As of December 31, 2003, there were 10,215,269 shares of the Company's common stock issued and 9,790,269 shares outstanding. Of those shares, 6,129,907 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not "affiliates" of the Company (as that term is defined in Securities and Exchange Commission Rule 144) may be sold without limitation under Rule 144(k). Shares held by affiliates and restricted shares held for more than one, but less than two, years may be sold pursuant and subject to the limitations of Rule 144. Based on the information available to it, the Company believes that on February 20, 2004, approximately 1,133,000 restricted shares could be sold without limitation, and approximately 5,777,184 shares held by affiliates (whether or not restricted) could be sold subject to Rule 144.

The Company has paid cash dividends of $0.015 per share on its common stock on November 29, 2002, January 31, 2003, July 29, 2003 and October 15, 2003 and a bonus dividend of $0.055 on December 10, 2003, representing a total of $0.10 per share in cash dividends for 2003. The Company intends to continue to pay quarterly cash dividends at least at this rate in the future at the discretion of the Board of Directors of the Company, depending upon, among other things, increased earnings, the Company's capital requirements and its overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plans
__________________________________________________________________

On January 16, 2002, Company's Board of Directors approved a 2002 Stock Plan to provide for stock options for employees and others. A total of 1,000,000 shares has been reserved for issuance under the Plan. This 2002 Stock Plan was approved by the Company's shareholders on January 8, 2003. On January 16, 2002, Company's Board of Directors issued incentive stock options for 25,000 shares each to two of the Company's employees, exercisable at $0.60 for a period of five years. During 2002, no options were exercised. During 2003, the Company issued 340,000 incentive stock options to employees, officers and directors exercisable from $0.91 to $1.22. The options were granted at the market prices or greater of the Company's common stock at the dates of the grants. All of the options expire in five years. Pursuant to SFAS 123, the pro forma after-tax expense of the options issued would have amounted to $64,384 in 2003 and $7,067 in 2002, if such expense had been recognized.


Item 6.   Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. The information that follows includes results for the fiscal years ended December 31, 2003 and 2002.


Results of Operations
_____________________
The following table summarizes the results of operations for the calendar years indicated:


The following table summarizes the results of operations for the calendar years indicated:


                                                  2003           2003             2002          2002
                                                 Amount        Percent           Amount        Percent
                                             -----------------------------  -----------------------------
Sales                                             13,238,315       100.0%        $10,026,670      100.0%
Cost of Sales                                      7,243,773        54.7%          5,165,134       51.5%
                                             -----------------------------  -----------------------------
      Gross Profit                                 5,994,542        45.3%          4,861,536       48.5%
Selling Expenses                                   1,111,297         8.4%            952,717        9.5%
General & Administrative Expenses                  2,759,105        20.8%          2,243,417       22.4%
                                             -----------------------------  -----------------------------
      Income from Operations                       2,124,140        16.0%          1,665,402       16.6%
Interest Expense                                    (113,681)       -0.9%            (71,186)      -0.7%
Other Income/(Expenses)                                9,089         0.1%             52,122        0.5%
                                             -----------------------------  -----------------------------
      Income Before Income Taxes                   2,019,548        15.3%          1,646,338       16.4%
Income Taxes                                        (703,121)       -5.3%           (605,548)      -6.0%
                                             -----------------------------  -----------------------------
      Net Income                                  $1,316,427         9.9%         $1,040,790       10.4%
                                             ================               =================


The Company's total sales in 2003 increased by $3,211,645, or approximately 32%, from $10,026,670 in 2002 to $13,238,315 in 2003. Most of this increase was attributable to an increase of approximately $1.8 million in commercial winch sales - primarily electric winches. Military winch sales also increased by approximately $1.7 million. Offsetting these increases was a decrease of approximately $370,000 in special order sales.

While the Company has significant ongoing military winch orders for new Humvees, the Company's sales volume during 2002 and 2003 was heavily influenced by military winch orders for replacement winches. The Company's recent military sales volume will not be sustainable in the near future without further military orders under its $27 million multi-year contract. During 2003, the Company shipped approximately 1,500 out of the maximum possible 10,800 military bumper/winch assemblies provided for under its latest military contract. As the military completes installation of the replacement winches it has purchased from the Company, significant new military replacement winch orders are anticipated.

The Company's gross margins on its sales decreased from 48.5% in 2002 to 45.3% in 2003, primarily due to the introduction and promotion of new products, chiefly a new line of electric winches, resulting in a shift in the Company's 2003 product mix to higher- volume, lower-priced winch products. Selling costs increased by $158,580, or approximately 17%, from $952,717 in 2002 to $1,111,297 in 2003, principally due to higher advertising costs related to the introduction and promotion of the Company's new winch product lines.

General and administrative expenses of the Company increased by $515,688, or about 23%, from $2,243,417 in 2002 to $2,759,105 in 2003, but decreased as a percentage of sales from 22.4% in 2002 to 20.8% in 2003. Most of this increase was due to higher personnel costs related to the fulfillment of military orders and to aggressively market the Company's hydraulic and electric winches to the commercial markets. Salaries and employee-related costs such as benefits and payroll taxes increased by approximately $379,000, or about 25%, from $1,502,686 in 2002 to $1,882,070 in 2003. An increase of $50,387 in depreciation and amortization was offset by a $52,866 decrease in rent expense as the Company substituted owned facilities for leased facilities. Professional fees increased by $82,039, or about 56%, from $146,252 in 2002 to $228,291 in 2003 as the
Company utilized more marketing consulting services in 2003.

The Company's 2003 income from operations of $2,124,139 was $458,737, or approximately 28%, more than the $1,665,402 income from operations in 2002. This increase in income from operations was primarily due to the 32% higher sales volume in 2003 partially offset by a 21% increase in selling, general and administrative expenses. Interest expenses were $113,681 in 2003 compared to $71,186 in 2002, reflecting higher borrowings to finance the Company's purchased building. In 2003, the Company earned only $9,090 in interest income, compared to $52,444 in interest income in 2002, as the Company's notes receivable were fully repaid. Consequently, income before taxes in 2003 totaled $2,019,548, or $373,210 more than the $1,646,338 of income before taxes recorded in 2002.

The Company's 2003 net income after taxes increased by $275,637, or approximately 26%, from $1,040,790 in 2002 to $1,316,427 in 2003. Income taxes increased by $97,573 from $605,548 in 2002 to $703,121 in 2003, or proportionately less than the increase in Fincome before taxes primarily due to book/tax timing differences. In 2003, the Company's basic and fully diluted earnings per common share were $0.13 compared to $0.10 per share in 2002 based on 10,168,868 average number of shares outstanding in 2003 and 10,473,208 average number of shares outstanding in 2002.

Liquidity and Capital Resources
_______________________________

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

The Company's credit facilities are secured by substantially all of the Company's assets and contain certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth and the maintenance of certain fixed charge coverage ratios. The Company's lender has formally waived all technical defaults incurred by the Company during 2003.

At December 31, 2003, the Company had working capital of $2,190,405 compared to $2,824,935 at December 31, 2002. The Company's current ratio decreased to 1.42 on December 31, 2003, from 2.61 on December 31, 2002. However, this ratio improved significantly on January 7, 2004, with the receipt of over $1.7 million in accounts receivable collections that were delayed from December 2003. During 2003, the Company's current assets increased by $2,807,386, from $4,579,318 on December 31, 2002, to $7,386,704 on December 31, 2003. $2,112,291 of this increase was due to increased accounts receivable and $596,940 of this increase was due to increased cash deposits at year end.

The Company's current liabilities increased by $3,441,916 to $5,196,299 at December 31, 2003, compared to $1,754,383 at December 31, 2002, and the Company incurred $1,260,000 of long-term debt to finance the purchase of its warehouse/office building. The Company's short-term borrowings under its line of credit increased by $2,756,389 to $3,944,039 from the December 31, 2002, level of $1,187,650, and its trade accounts payable increased by $396,322 from $447,564 on December 31, 2002, to $843,886 on December 31, 2003. Income taxes payable also increased by $145,700 in the same period to $194,408 at December 31, 2003.

The Company's shareholders' equity decreased by $206,876, from $3,362,375 on December 31, 2002, to $3,155,499 on December 31, 2003. This decrease was the result of a capital reduction of $519,600 for the purchase of the Company's stock and a capital reduction of $1,018,703 for the payment of cash dividends from the $1,316,427 of net income earned in 2003.

The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs. During 2003, the Company invested approximately $1,820,000 in capital expenditures, primarily for its new warehouse/office facility. The Company has no material commitments outstanding for major capital expenditures during 2004, but the Company may purchase more of its shares, as it has done in 2002 and 2003.

The Company's cash balances increased by $596,940 from the December 31, 2002, level of $101,868 to $698,808 on December 31, 2003. However, these cash balances are not indicative of the Company's true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid. $470,978 of the Company's cash balances represent deposits in transit with the Company's lender for the repayment of the Company's borrowings, and $422,666 in outstanding checks as of December 31, 2003, have been included in the December 31, 2003, line of credit balance.

The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic borrowings from its working capital line of credit. As the Company's revenue growth continues, particularly if it receives substantial additional military contracts, the Company will fund its working capital needs primarily from its operations and from its line of credit.

Item 7.    Financial Statements

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1:

        Report of Independent Certified Public Accountants .....................    F-1
        Consolidated Balance Sheets - December 31, 2003
            and 2002 ...........................................................    F-2
        Consolidated Statements of Income - Years Ended
           December 31, 2003 and 2002 ..........................................    F-3
        Consolidated Statements of Shareholders' Equity - Years
           Ended December 31, 2003 and 2002  ...................................    F-4
        Consolidated Statements of Cash Flows - Years Ended
           December 31, 2003 and 2002  .........................................    F-5
        Notes to Consolidated Financial Statements  ............................    F-6 - F-17


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8A.  Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the U.S. Securities and Exchange Commission. The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the Securities and Exchange Commission, to evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the Securities and Exchange Commission within the required time periods.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As of December 31, 2003, the Executive Officers and Directors of the Company were:

         Name                   Age          Position
     Richard E. Aho             59           Chairman, President,
                                             Chief Executive Officer,
                                             Director

     Drew V. Aho                37           Executive Vice President,
                                             Chief Operating Officer, Director

     Alvin A. Hirsch            59           Secretary, Treasurer,
                                             Chief Financial Officer

     Leslie J. Aho              47           Director
     George R. Shelley          73           Director

Richard E. Aho formed Mile Marker, Inc. in 1984 to produce and market a series of new products in the automotive market. In 1980, Mr. Aho founded 4X4 Savings, Inc., a predecessor of Mile Marker, Inc., to sell a cost-saving product that was designed for the 4-wheel drive segment of the automotive industry. Mr. Aho became Chairman and Chief Executive Officer of the Company on December 28, 1993. Mr. Aho's expertise is in engineering research, new product design and development and contract manufacturing negotiations. He has received numerous patents on Mile Marker products.

Drew V. Aho has worked for the Company since its inception, with responsibilities for purchasing, engineering, marketing, product development and sales. He became Vice President of the Company in 1989 and Executive Vice President in 2001. He is the Company's Chief Operating Officer and the executive officer responsible for the Company's sales and marketing functions. He was elected to the Company's Board of Directors in 2001. Drew Aho is the son of Richard Aho.

Alvin A. Hirsch joined the Company as Secretary, Treasurer and Chief Financial Officer on December 1, 2001. Mr. Hirsch has been the President of Hirsch & Company, Inc., a management consulting firm, since 1986. Mr. Hirsch has also served as Chief Operating Officer, Chief Financial Officer, Secretary or Treasurer of several public and private companies during the past 21 years and served as a Vice President of Bankers Trust Company and the Managing Director of Bankers Trust Australia during 1970 to 1983. Mr. Hirsch also serves a Director of Automated Health Technologies, Inc.

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

Each director of the Company serves until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer serves until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.

The Company's entire Board of Directors acts as the Audit Committee. The Board of Directors of the Company has determined that the cost of having a financial expert on its Board of Directors is prohibitive, given the size of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance
_______________________________________________________
Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 2003 and 2002, the Company believes that the officers and directors of the Company did not file Form 4s when stock options were granted to them on June 27, 2003. All officers and directors filed a Form 5 on February 4, 2004, for these 2003 transactions. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with Section 16(a).

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy of the Company's Code of Ethics may be obtained from the Company, without charge, by written request to the Chief Financial Officer at the Company's address.

Item  10.  Executive Compensation

The following table and notes present for the three years ended December 31, 2003, all compensation paid by the Company to all executive officers whose total compensation exceeded $100,000 in any of the years ended December 31:


Summary Compensation Table
                                                   ANNUAL COMPENSATION                              LONG TERM
                                     --------------------------------------------------------     -----------------
Name and                              Fiscal                                 Other Annual           Stock Options
Principal Position                     Year         Salary         Bonus     Compensation              Awarded
---------------------------------------------------------------------------------------------     -----------------
Richard E. Aho                         2003         $203,846       $40,000      $3,600  (1)          100,000
President and Chief                    2002         $184,000       $25,000     $23,048  (1)(2)
Executive Officer                      2001         $146,600      $143,500

Drew V. Aho                            2003         $110,015       $25,000      $9,600  (1)(3)        50,000
Executive Vice President
and Chief Operating Officer

Alvin A. Hirsch                        2003         $122,308       $15,000         -                  30,000
Secretary, Treasurer and
Chief Financial Officer


(1)  -  Directors Fees
(2)  -  Share Assignment Fee
(3)  -  Automobile Allowance


On November 1, 2002, the Company executed three-year Executive Employment Agreements with its President/CEO for an annual salary of $200,000, its Executive Vice President/COO for an annual salary of $100,000 and its Secretary/ Treasurer/CFO for an annual salary of $120,000. The annual salary of the Company's Executive Vice President/COO was increased by the Company's Board of Directors to $120,000 per year, effective August 1, 2003.



Option/SAR Grants in 2003
                                                Individual Grants
-----------------------------------------------------------------------------------------------------
                      Number of Securities      % of Total Options/
Name of               Underlying Options/       SARs Granted to         Exercise Price     Expiration
Executive Officer     SARs Granted              Employees in 2003       ($ per Share)      Date
-----------------------------------------------------------------------------------------------------
Richard E. Aho         100,000                     29.41%                    $1.00         6/26/2008

Drew V. Aho             50,000                     14.71%                    $0.91         6/26/2008

Alvin A. Hirsch         30,000                      8.82%                    $0.91         6/26/2008


Aggregate Options Exercised in Fiscal Year and Year-End Option Values
-----------------------------------------------------------------------------------------------------

Name of            Number of            Value           Number of Shares         Value of In-the-
Executive          Shares Acquired      Realized        for Unexercised          Money Unexercised
Officer            on Exercise          on Exercise     Exercisable Options      Exercisable Options
-----------------------------------------------------------------------------------------------------
Richard E. Aho                                               100,000                   $20,000

Drew V. Aho           25,000             $15,000              50,000                   $14,500

Alvin A. Hirsch                                               30,000                    $8,700


Each of the Company's four directors received directors' fees of $3,600 during 2003. As of January 2004, the Company's monthly director's fee was increased from $300 to $1,000 per month. One of the Company's directors also received $27,500 in consulting fees during 2003 pursuant to a three year Consulting Agreement through February 28, 2005. The Company does not have a compensation committee. The Board of Directors determines the compensation of the Company's executive officers. All other compensation is determined by the Chief Executive Officer on the basis of the value of an employee or a contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information with respect to the beneficial ownership of the Company's common stock by (i) each person who is known to be the beneficial owner of more than five percent of the Company's common stock, (ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and executive officers as a group.

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group," as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 2002, the Company had issued 10,215,269 and had outstanding 9,790,269 shares of common stock..

Name and Address                    Number of  Shares       Percentage of
of  Common Stock                    of  Common Stock        Common Stock
Beneficial Owner                    Beneficial Owned        Ownership
--------------------------------------------------------------------------------
Richard E. Aho (1)(2)(3)(4)           4,604,880              45.96%
2121 Blount Road
Pompano Beach , FL  33069

Depository Trust Company              2,486,233              25.39%
7 Hanover Square
New York, NY  10004

Leslie J. Aho (1)(3)(4)(5)            1,737,255              17.34%
2121 Blount Road
Pompano Beach , FL  33069

Ilona Ivanoff                           625,100              6.38%
725 Kalama River Road
Kalama, WA  98625

George R. Shelley (1)(4)                591,000              5.90%
1412 S.W. 13th Court
Pompano Beach, FL  33069

Drew V. Aho (1)(2)(4)(6)(7)             265,000              2.64%
2121 Blount Road
Pompano Beach, FL  33069

Alvin A. Hirsch (2)(4)                   96,304              0.96%
2121 Blount Road
Pompano Beach, FL  33069

All Executive Officers and            5,582,184              55.71%
Directors as a Group (5 persons)

(1)  Directors
(2)  Officer
(3) Includes 1,712,255 shares owned by Leslie Aho, of which Richard Aho is the beneficial owner by virtue of a September 14, 2001 Shareholders Agreement.
(4)  Includes Incentive Stock Options.
(5)  Leslie J. Aho is the former wife of Richard E. Aho
(6)  Drew V. Aho is the son of Richard E. Aho
(7) Includes 50,000 shares held in trust for Mr. Aho's daughter but excludes 50,000 shares held by Mr. Aho's wife, in which he disclaims any beneficial ownership.

Securities Authorized for Issuance under Equity Compensation Plans
__________________________________________________________________

On January 16, 2002, the Company's Board of Directors approved a 20002 Stock Plan to provide for stock options for employees and others. This 2002 Stock Plan was approved by the Company's shareholders on January 8, 2003. Of the total of 390,000 options issued to date by the Company, 25,000 were exercised in 2003 and 365,000 were outstanding as of December 31, 2003, as indicated below:


Equity Compensation Plan Information

                          Number of Securities                               Number of Securities
                          to be Issued Upon         Weighted Average         Remaining Available
Plan                      Exercise of               Exercise Price of        For Future Issuance
Category                  Outstanding Options       Outstanding Options      Under Equity Plans
-------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by           365,000                      $0.94                      610,000
Security Holders

Equity Compensation
Plans Not Approved               -                           -                         -
by Security Holders

Total                       365,000                      $0.94                      610,000



Item 12.   Certain Relationships and Related Party Transactions

Until May of 2003, the Company had stored certain inventory with a relative of the Company's President in Kalama, Washington. Rent of $1,980 and $5,940 was paid to this relative during 2003 and 2002 on a month-to-month basis. This relative also received sales commissions totaling $53,476 and $55,316 during 2003 and 2002, respectively.


Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number          Description
______          ___________

2.1             Exchange of Stock Agreement between the Registrant
                and Olan Laboratories International, Inc. dated
                December 12, 1993  (1)
2.2             Agreement and Plan of Merger dated November 8, 2000  (1)
2.3             Articles of Merger dated November 8, 2000  (1)
3.1             Articles of Incorporation, as amended  (1)
3.2             By-Laws of MileMarker International, Inc. (2)
4.1             Form of Common Stock Certificate (1)
4.2 Registration Agreement between the Company and Pennsylvania Merchant Group, Ltd. (1)
10.1            Mile Marker International, Inc. 2002 Stock Plan (1)
10.2            Contract No. DAAE07-03-D-S057 dated July 10, 2003 (2)
14.0            Code of Ethics adopted February 12, 2004 (2)
21.0            Subsidiaries of the Registrant (2)
31.1            Section 302 Certificate of Chief Executive Officer (2)
31.2            Section 302 Certificate of Chief Financial Officer (2)
32.1            Section 906 Certificate of Chief Executive Officer (2)
32.2            Section 906 Certificate of Chief Financial Officer (2)

(1)  Previously filed
(2)  Filed herewith


(b)  Reports on Form 8-K

A SEC Form 8-K was filed on December 5, 2003, by the Company announcing the purchase by the Company of 400,000 shares of its common stock in order to provide treasury stock for the Company to fund employee stock options granted under the Company's 2002 Stock Plan.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2003 and December 31, 2002 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.



Principal Accountant Fees and Services

Services                             2003                   2002
________                       _______________        ________________

Audit Fees                            $37,200                 $32,700
Audit- Related Fees                        $0                 $10,000
Tax Fees                               $5,000                  $4,505
All Other Fees                             $0                      $0
                               ---------------        ----------------
       Total Fees                     $42,200                 $47,205
                               ===============        ================

                                   Signatures
                                   __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MILE MARKER INTERNATIONAL, INC.

                                           /s/   Richard E. Aho
Dated:  February 20, 2004             By:  ___________________________
                                           Richard E. Aho, Chairman, President
                                           and Chief Executive Officer

                                           /s/   Alvin A. Hirsch
                                       By: ___________________________
                                           Alvin A. Hirsch, Secretary, Treasurer
                                           and Chief Financial Officer



Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


Signatures                 Titles                             Dates
__________                 ______                             _____


/s/ Richard E. Aho
_________________          President, Chairman,               February 20, 2004
    Richard E. Aho         Chief Executive Officer,
                           and Director
/s/ Drew V. Aho
__________________         Executive Vice President,          February 20, 2004
    Drew V. Aho            Chief Operating Officer
                           and Director

/s/ Leslie J. Aho
_________________          Director                           February 20, 2004
    Leslie J. Aho

/s/ George R. Shelley
__________________         Director                           February 20, 2004
    George R. Shelley

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mile Marker International, Inc.

We have audited the accompanying consolidated balance sheets of Mile Marker International, Inc. (a Florida corporation), and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mile Marker International, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Berenfeld Spritzer Shechter & Sheer

February 05, 2004
Weston, Florida



                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                               As of December 31,

ASSETS                                                                     2003                2002
                                                                    ---------------------------------------
CURRENT ASSETS
  Cash                                                                         $698,808           $101,868

  Accounts Receivable, net of allowance for doubtful
    accounts of $18,000 and $36,000, respectively                             3,134,212          1,021,921
  Inventories                                                                 3,471,828          3,161,372
  Notes and Other Receivables                                                         -            198,144
  Deferred Tax Asset                                                             39,476             51,415
  Prepaid Expenses                                                               42,380             44,598
                                                                    ---------------------------------------
      Total Current Assets                                                    7,386,704          4,579,318

PROPERTY AND EQUIPMENT, NET                                                   2,014,841            361,842
INTANGIBLE ASSETS, NET                                                           86,371             71,963
OTHER ASSETS                                                                     72,006            134,623

                                                                    ---------------------------------------
        Total Assets                                                         $9,559,922         $5,147,746
                                                                    =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                                             $3,944,039         $1,187,650
  Notes Payable - Current Portion                                                63,000                  -
  Accounts Payable                                                              843,886            447,564
  Income Taxes Payable                                                          194,408             48,708
  Accrued Liabilities                                                           150,966             70,461
                                                                    ---------------------------------------
      Total Current Liabilities                                               5,196,299          1,754,383

DEFERRED TAX LIABILITY                                                           58,374             30,988



LONG-TERM DEBT                                                                1,149,750                  -
                                                                    ---------------------------------------
      Total Liabilities                                                       6,404,423          1,785,371
                                                                    ---------------------------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares                                 10,215             10,269
  authorized, 10,215,269 and 10,268,799 shares issued at
  December 31, 2003 and December 31, 2002, respectively
Additional Paid-in Capital                                                    1,190,028          1,233,634
Less Treasury Shares (425,000 Shares at Cost)                                  (512,000)           (51,060)
Retained Earnings                                                             2,467,256          2,169,532
                                                                    ---------------------------------------
      Total Shareholders' Equity                                              3,155,499          3,362,375

                                                                    ---------------------------------------
                                                                    ---------------------------------------
Total Liabilities & Shareholders' Equity                                     $9,559,922         $5,147,746
                                                                    =======================================

                          The accompanying notes are an integral part of these financial statements.



                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                            Years Ended December 31,

                                                                           2003                2002
                                                                    ---------------------------------------

Sales                                                                       $13,238,315        $10,026,670
                                                                    ---------------------------------------
Cost of Sales                                                                 7,243,773          5,165,134
                                                                    ---------------------------------------
              Gross Profit                                                    5,994,542          4,861,536
                                                                    ---------------------------------------

Selling Expenses                                                              1,111,297            952,717
                                                                    ---------------------------------------

General and Administrative Expenses
   Salaries and Wages                                                         1,622,698          1,299,282
   Professional Fees                                                            228,291            146,252
   Rent                                                                          99,416            152,283
   Depreciation and Amortization                                                188,036            137,649
   Insurance                                                                     95,380             81,796
   Vehicle Expenses                                                              76,337             60,678
   Research & Development                                                        42,201             45,442
   Other                                                                        406,747            320,035
                                                                    ---------------------------------------
      Total General and Administrative Expenses                               2,759,106          2,243,417
                                                                    ---------------------------------------
              Total Expenses                                                  3,870,403          3,196,134
                                                                    ---------------------------------------

Income from Operations                                                        2,124,139          1,665,402
                                                                    ---------------------------------------

Other Income (Expense)
       Interest Expense                                                        (113,681)           (71,186)
       Interest Income                                                            9,090             52,444
       Other Income (Expense)                                                         -               (322)
                                                                    ---------------------------------------
                Total Other Income (Expense)                                   (104,591)           (19,064)

Income before Provision for Income Taxes                                      2,019,548          1,646,338
Provision for Income Taxes                                                     (703,121)          (605,548)
                                                                    ---------------------------------------
      Net Income                                                             $1,316,427         $1,040,790
                                                                    ---------------------------------------

Per Share Data:
   Weighted Average Shares Outstanding - Basic                               10,156,531         10,462,513
   Weighted Average Shares Outstanding - Diluted                             10,168,868         10,473,208

  Earnings per Common Share - Basic                                               $0.13              $0.10
  Earnings per Common Share - Diluted                                             $0.13              $0.10

                        The accompanying notes are an integral part of these financial statements.



                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2003 and 2002


                                                                    ADDITIONAL
                                               COMMON SHARES        PAID IN        TREASURY SHARES         RETAINED      TOTAL
                                          SHARES         AMOUNT     CAPITAL       SHARES       AMOUNT      EARNINGS      EQUITY
                                      --------------------------------------------------------------------------------------------
   Balance December 31, 2001               10,634,357    $10,634     $1,521,215          -          -      $1,282,137   $2,813,986

   Purchase of Treasury Shares                      -          -              -   (440,618)  (339,006)              -     (339,006)

   Retirement of Treasury Shares             (365,558)      (365)      (287,581)   365,558    287,946               -            -


   Payment of Dividends                             -          -              -          -          -        (153,395)     (153,395)

   Net Income for Year 2002                         -          -              -          -          -       1,040,790     1,040,790

                                      ----------------------------------------------------------------------------------------------

   Balance December 31, 2002               10,268,799     10,269      1,233,634    (75,060)   (51,060)      2,169,532     3,362,375


   Purchase of Treasury Shares                      -          -              -   (428,470)  (519,600)              -      (519,600)

   Retirement of Treasury Shares              (53,530)       (54)       (43,106)    53,530     43,160               -             -

   Exercise of Stock Options                        -          -              -     25,000     15,000               -        15,000

   Payment of Dividends                             -          -              -          -          -      (1,018,703)   (1,018,703)


   Net Income for Year 2003                         -          -              -          -          -       1,316,427     1,316,427

                                      ----------------------------------------------------------------------------------------------
   Balance December 31, 2003               10,215,269    $10,215     $1,190,528   (425,000) ($512,500)     $2,467,256    $3,155,499
                                      ==============================================================================================


                                The accompanying notes are an integral part of these financial statements.



                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                                2003              2002
                                                                             -----------------------------
OPERATING ACTIVITIES:
Net income                                                                   $1,316,427         $1,040,790
                                                                             ------------------------------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                                 222,827            170,605
  Deferred income taxes                                                          39,325            (22,799)
  Inventory obsolescense reserves                                                59,118             98,507
  Bad debt provisions                                                            25,342             42,298
  Loss on disposition of equipment                                                     -               322
(Increase) decrease in:
    Accounts receivable                                                      (2,137,633)         1,998,990
    Inventories                                                                (369,574)            (5,406)
    Prepaid expenses                                                              2,218             15,612
    Other receivables                                                           198,144            (48,380)
    Other assets                                                                  7,617              4,974
(Decrease) increase in:
    Accounts payable                                                            396,322           (663,778)
    Income taxes payable                                                        145,700           (376,831)
    Accrued liabilities                                                          80,507             (3,492)
                                                                             ------------------------------
Net cash (used in) provided by operating activities                             (13,660)         2,251,412
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                                           -            34,000
Additions to intangible assets                                                  (69,490)           (44,505)
Deposits on building                                                             55,000           (115,000)
Acquisitions of property and equipment                                       (1,820,745)           (76,239)
                                                                             ------------------------------
Net cash (used in) investing activities                                      (1,835,235)          (201,744)
FINANCING ACTIVITIES
Proceeds from (repayment of) short term borrowing - net                       2,756,389         (1,396,632)
Proceeds from common shares sold pursuant to options                             15,000                  -
Purchase of treasury stock                                                     (519,600)          (339,006)

Payment of dividends                                                         (1,018,703)          (153,395)
Proceeds of long-term debt                                                    1,260,000                  -
Repayment of long-term debt                                                     (47,251)          (108,856)
                                                                             ------------------------------
Net cash provided by (used in) financing activities                           2,445,835         (1,997,889)

Increase in Cash                                                                596,940             51,779
Cash at Beginning of Period                                                     101,868             50,089
Cash at End of Period                                                          $698,808           $101,868
                                                                             =============================
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                    $104,032            $67,633
   Cash paid during the period for income taxes                                $516,954         $1,005,178

                   The accompanying notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

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

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

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

     h.   Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

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

     l.   Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

     m.   Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $309,000 in 2003 and $256,000 in 2002.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

Summary of Significant Accounting Policies (Continued)

     n.   Research and Development Costs

Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured. These costs primarily consist of development materials and supplies directly related to the research and development of new technology and products. Research and development costs for the years ended December 31, 2003 and 2002 amounted to $42,201 and $45,442, respectively.

     o.   Recent Pronouncements in Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 145 is not expected to materially affect the Company's financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation
- Transition and Disclosure". SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair value approach under SFAS 123. While the Company has adopted the disclosure only provisions of SFAS 148, it will continue to account for stock-based compensation in accordance with ABP 25. As such, the Company does not expect this standard to have a material impact on its financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities", which is effective for all derivative and hedging activities initiated after June 30, 2003. The Company has no derivative or hedging activities. Therefore, the adoption of Statement No. 149 is not expected to materially affect the Company's financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which is effective for all financial instruments after June 15, 2003. Since the Company has no such financial instruments, the adoption of Statement No. 145 is not expected to materially affect the Company's financial statements.

MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements Years Ended
December 31, 2003 and 2002


Summary of Significant Accounting Policies (Continued)

     p.   Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements and related footnotes to conform to the current year's presentation.

2.  Property and Equipment

Property, plant and equipment consist of the following:


                                               2003                  2002
                                               ----                  ----
Building & Leasehold Improvements            $1,654,756                    -
Molds, Dies & Tooling                        $1,026,505             $999,725
Autos, Trucks & Forklifts                      $194,077             $122,121
Office & Computer Equipment                    $244,699             $177,446
                                           ----------------------------------
                                             $3,120,037           $1,299,292
Less Accumulated Depreciation               ($1,105,196)           ($937,450)
                                           ----------------------------------
                                             $2,014,841             $361,842
                                           ==================================



Depreciation expense was approximately $168,000 in 2003 and $120,000 in 2002.

3.    Intangible Assets

       Intangible assets consist of the following:


                                                      2003             2002
                                                      ----             ----
Patents                                             $155,972         $150,941
Less Accumulated Amortization                       ($98,484)        ($85,645)
Deferred Financing Costs                             $64,459          $40,000
Less Accumulated Amortization                       ($35,576)        ($33,333)
                                                  ---------------------------
                                                     $86,371          $71,963
                                                  ===========================


Amortization expense was approximately $55,000 in 2003 and $50,000 in 2002. Estimated amortization expense for each of the ensuing years through December 31, 2008 is estimated at approximately $64,000 per year.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002



4.     Other Assets

           Other assets consist of the following:



                                               2003            2002
                                               ----            ----

Security Deposits                             $12,006         $19,623
Other Deposits                                $60,000        $115,000
                                      --------------------------------
              Total                           $72,006        $134,623




5.   Notes Payable

      Notes payable consist of the following:

Note payable - line of credit under                              2003               2002
revolving credit agreement, interest                             ----               ----
at 30-Day LIBOR plus 2.55%, secured
by all assets of the Company                                   $3,944,039         $1,187,650

Note payable - 10-year reducing revolver
term loan, interest at 30-Day LIBOR plus
2.55%, secured by real property of the
Company, due in 2013; monthly principal
payments of $ 5,250.                                           $1,212,750                  -
                                                       --------------------------------------
                                                               $5,156,789         $1,187,650
Less Amounts due Within One Year                              ($4,007,039)       ($1,187,650)
                                                       --------------------------------------
Amount Due after One Year                                      $1,149,750                 $0
Schedule of Long Term Debt:
             Amount Due in 2004                                   $63,000
             Amount Due in 2005                                   $63,000
             Amount Due in 2006                                   $63,000
             Amount Due in 2007                                   $63,000
             Amount Due Thereafter                               $960,750


                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

5.   Notes Payable (Continued)

The Company has a $3,500,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate. Included in the outstanding note balance are $422,666 and $114,557 of outstanding checks at December 31, 2003 and 2002, respectively. The Company maintains a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

On January 16, 2003, the Company's lender extended the maturity date of this working capital line of credit to February 28, 2004. On February 6, 2003, the Company's lender supplemented the Company's existing working capital line of credit with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building.

These credit facilities are secured by substantially all of the Company's assets and contain certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth and the maintenance of certain fixed charge coverage ratios. The Company's lender has formally waived all technical defaults incurred by the Company during 2003.

6.   Income Taxes

The Company's provision for income taxes for the years ended December 31 was comprised of the following:



                                     2003             2002
                                     ----             ----
Currently payable:
     Federal                       $574,568         $537,286
     State                          $89,227          $91,061
                           ----------------------------------
                                   $663,795         $628,347
     Deferred                       $39,325         ($22,799)
                           ----------------------------------
                                   $703,121         $605,548
                           ==================================

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

6.     Income Taxes (Continued)

The Company's deferred tax asset and the deferred tax liability consisted of the following:


                                                     2003           2002
Deferred Tax Asset:
Allowances for inventory, bad debts, warranty       $39,476       $51,415
Less valuation allowances                                $0            $0
                                                  ------------------------
     Net Deferrred Tax Asset                        $39,476       $51,415
                                                  ========================

                                                  ------------------------
Deferred Tax Liability                              $58,374       $42,172
                                                  ========================



A reconciliation of income tax at the statutory rate to the Company's effective tax rates was as follows:



                                              2003                     2002
                                              ----                     ----

Federal income tax at statutory rate        $686,646     34.0%       $559,755      34.0%
Effect of  state  rate                       $72,704      3.6%        $59,268       3.6%
Various book/tax timing differences         ($56,229)    -2.8%       ($13,475)     -0.8%
                                           ----------------------------------------------
                                            $703,121     34.8%        $605,548     36.8%


7. Common Stock and Stock Options

During 2003 and 2002, the Company purchased 428,470 and 440,618 of its common shares at a cost of $519,600 and $339,006, respectively. At December 31, 2003, 425,000 of the purchased shares were held by the Company as treasury shares.

On January 16, 2002, the Company's Board of Directors adopted the 2002 Stock Plan. This 2002 Stock Plan was approved by the Company's shareholders on January 8, 2003. Under the Plan, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less than 100% of the fair market value of the stock on the date the option is granted. The maximum term of the options cannot exceed five years. A total of 1,000,000 shares has been reserved for issuance under the Plan.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

7.  Common Stock and Stock Options (Continued)

During the year ended December 31, 2003, the Company issued 340,000 incentive stock options to directors and employees. The options were issued at exercise prices least 100% of the fair market value of the Company's common stock at the date of the grant. All of the options expire in five years.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured at the intrinsic value, which is the excess of the market price of the Company's common stock at the date of grant over the amount the recipient must pay to acquire the common stock. Additionally, Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for employee stock options has been determined in accordance with the fair value based method prescribed by SFAS 123. The per share weighted average fair value of stock options granted during 2003 was $0.97 on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: volatility of 64.7%; expected dividend yield of 8.33%; risk free interest rate of approximately 4.0%; and an expected life of 5 years. The option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, valuation models require input of highly subjective assumptions, including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimates, the actual results can vary significantly from estimated results.

Under the accounting provisions of SFAS 123, the Company's 2003 net income and net income per share would have been decreased to the pro forma amounts indicated below:


                                                 2003              2002
                                                 ----              ----
Reported Net Income                           $1,316,427        $1,040,790
Pro Forma Net Income                          $1,252,043        $1,033,723
Earnings Per Share:
Basic - As Reported                                $0.13              $0.10
Basic - Pro Forma                                  $0.12              $0.10
Diluted - As Reported                              $0.13              $0.10
Diluted - Pro Forma                                $0.12              $0.10

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

7.  Common Stock and Stock Options (Continued)

Stock option activity for the years ended December 2003 and 2002 was as follows:


                                                  Number         Weighted Avg.
                                                 of Shares      Exercise Price
                                             ----------------------------------
Balance, January 1, 2002
    Options granted                                     50,000       $0.60
    Options exercised                                        0
    Options forfeited/expired                                0
                                             ------------------
Balance December 31, 2002                               50,000       $0.60
    Options granted                                    340,000       $0.97
    Options exercised                                  (25,000)      $0.60
    Options forfeited/expired                                0
                                             ------------------
Balance December 31, 2003                              365,000       $0.94





Stock options outstanding and exercisable at December 31, 2003 are as follows:

               Stock Options Outstanding                           Stock Options Exercisable
               ----------------------------------                 -----------------------------------
                                   Weighted         Weighted                            Weighted
   Range of        Shares           Average          Average            Shares           Average
   Exercise      Outstanding       Exercise         Remaining        Outstanding        Exercise
    Prices                           Price            Life                                Price
----------------------------------------------------------------- -----------------------------------
     $0.60          25,000          $0.60          36 months           25,000          $0.60
     $0.91         190,000          $0.91          54 months          190,000          $0.91
     $1.00         125,000          $1.00          54 months          125,000          $1.00
     $1.22          25,000          $1.22          59 months


Options granted during the year at exercise prices which equal or exceed market value of stock at date of grant:
                                                                   Per Share
   Weighted average exercise price                    $340,000       $0.97
   Weighted average fair value                        $443,179       $1.30

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

8.  Related Party Transactions

One of the Company's directors received a total of $27,500 in consulting fees during 2003 from the Company pursuant to a three year Consulting Agreement, and each of the Company's four directors received directors fees of $3,600 during 2003.

Until May of 2003, the Company had stored certain inventory with a relative of the Company's President in Kalama, Washington. Rent of $1,980 and $5,940 was paid to this relative during 2003 and 2002, respectively, on a month-to-month basis. This relative also received sales commissions totaling $53,476 and $55,316 during 2003 and 2002, respectively.

9.   Commitments and Contingencies

Legal
_____

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's results of operations or financial condition.

Leases
______

The Company leases its office and warehouse facilities under non-cancelable operating leases through 2008. Rent expense for the years ended December 31, 2003 and 2002 was approximately $99,416 and $152,000, respectively. The Company also has several operating leases for office equipment through 2005.

At December 31, 2003, future minimum lease payments were as follows:



                  Gross           Sublet            Net
                 Payments        Receipts         Payments
              -------------------------------------------------
    2004            $150,320         ($65,058)         $85,262
    2005            $147,975         ($66,552)         $81,423
    2006            $150,042         ($47,960)        $102,082
    2007            $153,793         ($34,120)        $119,673
    2008             $78,772         ($17,547)         $61,225
              -------------------------------------------------
    TOTAL           $680,902        ($231,237)        $449,665

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002

9.   Commitments and Contingencies (Continued)

Employment Agreements
_____________________

In November 2002, the Company entered into three-year Executive Employment Agreements with its officers. The agreements expire in October 2005, are renewable for one-year term extensions, and provide for approximate annual salaries as follows:



    2004                             $514,000
    2005                             $428,333
                             -----------------
              Total                  $942,333


10.  Industry Segment and Operations by Geographic Areas

The Company operates predominantly in one industry segment - that being the production, distribution and marketing of winches and 4-wheel drive hubs and coupling devices. During 2003 and 2002, sales to the top five customers amounted to approximately 72% and 73% of total sales, respectively.

The Company operates worldwide, but primarily in North America and Europe. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Foreign revenues, foreign operating income and foreign identifiable assets were approximately $512,000, $48,000 and $238,000, respectively, in 2003, and approximately $147,000, $24,000 and $171,000, respectively, in 2002. All transactions are recorded in U.S. Dollars. The Company has assets and some major suppliers located in Taiwan, The Republic of China. The Taiwan economy has been affected by the economic and political factors associated with many of the countries in the Asia region. The Company's management is unable to quantify the effects of such factors on the Company's operations.