Form 10QSB
period 2004-03-31
MILE MARKER INTERNATIONAL INC
filed 2004-04-29
CIK 930121

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   Commission file
        March 31, 2004                                           Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.
     -----------------------------------------------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

    Florida                                                         11-2128469
----------------                                                 ---------------
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

 Yes __X___           No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On April 29, 2004, the Registrant had outstanding 9,840,269 shares of common stock, $.001 par value.

                         MILE MARKER INTERNATIONAL, INC.

                                      INDEX
                                                                        Page No.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets, March 31, 2004,
           and December 31, 2003 ...............................              4

           Condensed Consolidated Statements of Income, Three months
           ended March 31, 2004, and March 31, 2003 ....................      5

           Condensed Consolidated Statements of Cash Flows, Three
           months ended March 31, 2004, and March 31, 2003 .............      6

           Notes to Condensed Consolidated Financial Statements ........      7

Item 2. Management's Discussion and Analysis or Plan of Operation.......   8-10

Item 3. Controls and Procedures.........................................     11


PART II    OTHER INFORMATION

Item 1. Legal Proceedings ..............................................     11

Item 2. Changes in Securities and Small Business Issuer Purchases of
        Equity Securities ..............................................     11

Item 3. Defaults Upon Senior Securities.................................     11

Item 4. Submission of Matters to a Vote of Security Holders ............     11

Item 5. Other Information ..............................................     11

Item 6. Exhibits and Reports on Form 8-K ...............................     11

SIGNATURES .............................................................     12

CERTIFICATIONS.........................................................   13-18

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

     o Effects of weather and natural disasters on demand for the Company's products.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
                                    UNAUDITED

                                                         March 31,  December 31,
ASSETS                                                     2004         2003
                                                       -------------------------
CURRENT ASSETS

 Cash
                                                          $346,312     $698,808
 Accounts Receivable, net of allowance for doubtful
  accounts of $10,000 and $18,000, respectively
                                                         4,524,212    3,134,212

 Inventories
                                                         3,505,504    3,471,828
 Deferred Tax Asset                                         41,049       39,476

 Prepaid Expenses                                           67,820       42,380
                                                       -------------------------
     Total Current Assets                                8,484,897    7,386,704

PROPERTY AND EQUIPMENT, NET                              1,995,054    2,014,841
INTANGIBLE ASSETS, NET                                     122,520       86,371
OTHER ASSETS                                                68,066       72,006
                                                       -------------------------
     Total Assets                                      $10,670,537   $9,559,922
                                                       =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes Payable - Line of Credit                         $3,258,690   $3,944,039
 Notes Payable - Current Portion                            63,000       63,000
 Accounts Payable                                        1,191,184      843,886
 Income Taxes Payable                                      670,230      194,408
 Accrued Liabilities                                       189,995      150,966
                                                       -------------------------
     Total Current Liabilities                           5,373,099    5,196,299

DEFERRED TAX LIABILITY                                      63,669       58,374
LONG-TERM DEBT                                           1,128,750    1,149,750
                                                       -------------------------
     Total Liabilities                                   6,565,518    6,404,423
                                                       -------------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
 authorized, 10,215,269 shares issued at March 31,
 2004 and December 31, 2003, respectively.                  10,215       10,215
Additional Paid-in Capital                               1,217,528    1,190,028
Less Treasury Shares (400,000 and 425,000 Shares at
 Cost)                                                    (489,250)    (512,000)
Retained Earnings                                        3,366,526    2,467,256
                                                       -------------------------
     Total Shareholders' Equity                          4,105,019    3,155,499
                                                       -------------------------
Total Liabilities & Shareholders' Equity               $10,670,537   $9,559,922
                                                       =========================


   The accompanying notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                          Three Months Ended March 31,
                                    UNAUDITED
                                                           2004         2003
                                                       -------------------------

Sales                                                   $7,004,292   $2,666,123
Cost of Sales                                            3,604,491    1,358,426
                                                       -------------------------
     Gross Profit                                        3,399,801    1,307,697
                                                       -------------------------

Selling Expenses                                           437,740      297,365
                                                       -------------------------
General and Administrative Expenses
 Salaries and Wages                                        661,921      363,369
 Professional Fees                                         127,177       52,718
 Rent                                                       24,146       11,540
 Depreciation and Amortization                              54,212       40,194
 Insurance                                                  32,435       21,450
 Vehicle Expenses                                           18,013       18,249
 Research & Development                                     18,729        4,970
 Other                                                     155,616       93,140
                                                       -------------------------
   Total General and Administrative Expenses             1,092,249      605,630
                                                       -------------------------
     Total Expenses                                      1,529,989      902,995
                                                       -------------------------

Income from Operations                                   1,869,812      404,702
                                                       -------------------------

Other Income (Expense)
   Interest Expense                                        (39,617)     (23,395)
   Interest Income                                               -        6,299
                                                       -------------------------
     Total Other Income (Expense)                          (39,617)     (17,096)

                                                       -------------------------
Income before Provision for Income Taxes                 1,830,195      387,606

Provision for Income Taxes                                (685,543)    (147,522)
                                                       -------------------------

                                                       -------------------------
   Net Income                                           $1,144,652     $240,084
                                                       =========================

Per Share Data:
 Weighted Average Shares Outstanding - Basic             9,798,785   10,235,975
 Weighted Average Shares Outstanding - Diluted           9,944,022   10,251,560

 Earnings per Common Share - Basic                           $0.12        $0.02
 Earnings per Common Share - Diluted                         $0.12        $0.02


   The accompanying notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                    UNAUDITED
                                                           2004         2003
                                                       -------------------------
OPERATING ACTIVITIES:
Net income                                              $1,144,652     $240,084
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                             62,910       48,892
  Deferred income taxes                                      3,722        4,586
  Inventory obsolescense reserves                           10,499        6,358
  Bad debt provisions                                        6,200       22,238
(Increase) decrease in:
  Accounts receivable                                   (1,396,200)     (71,695)
  Inventories                                              (44,175)     172,483
  Prepaid expenses                                         (25,440)      (3,871)
  Notes and other receivables                                    -       87,767
  Other assets                                               3,939          260
(Decrease) increase in:
  Accounts payable                                         347,298     (198,190)
  Income taxes payable                                     475,822      100,156
  Accrued liabilities                                       39,029       55,001
                                                       -------------------------
Net cash provided by operating activities                  628,256      464,069

INVESTING ACTIVITIES:
Additions to intangible assets                             (52,994)     (67,070)
Deposits on office building                                      -      (60,000)
Acquisitions of property, plant and equipment              (26,277)  (1,433,360)
                                                       -------------------------
Net cash (used in) investing activities                    (79,271)  (1,560,430)

FINANCING ACTIVITIES
(Repayment of) proceeds from short term borrowing - net   (685,349)      31,643
Proceeds from common shares sold pursuant to options        50,250            -
Purchase and retirement of common stock                          -      (21,260)
Payment of dividends                                      (245,382)    (152,531)
Proceeds of long-term debt                                       -    1,260,000
Repayment of long-term debt                                (21,000)           -
                                                       -------------------------
Net cash (used in) provided by financing activities       (901,481)   1,117,852

(Decrease)/Increase in Cash                               (352,496)      21,491

Cash at Beginning of Period                                698,808      101,868

                                                       -------------------------
Cash at End of Period                                     $346,312     $123,359
                                                       =========================
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $37,984      $17,744
   Cash paid during the period for income taxes           $206,000      $42,779


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

     The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003, of Mile Marker International, Inc., as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2003, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2003.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended March 31, 2004 and 2003, includes incremental shares for stock options outstanding during those periods.

Note 2: Shareholders' Equity

     During the quarter ending March 31, 2004, the Company issued 25,000 shares of its common stock, $.001 par value, from its treasury for $50,250 to one of its directors pursuant to the exercise of a stock option. 400,000 shares of the Company's common stock were held in the Company's treasury as of March 31, 2004. On March 15, 2004, the Company paid a cash dividend of $0.025 per share on its common stock, totaling $245,382.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated in dollars and as a percentage of sales, for the three months ended March 31, 2004 and 2003:

                                       2004       2004        2003      2003
                                      Amount     Percent     Amount    Percent
                                   ---------------------  ----------------------
Sales                               $7,004,292    100.0%   $2,666,123   100.0%
Cost of Sales                        3,604,491     51.5%    1,358,426    51.0%
                                   ---------------------  ----------------------
    Gross Profit                     3,399,801     48.5%    1,307,697    49.0%
Selling Expenses                       437,740      6.2%      297,365    11.1%
General & Administrative Expenses    1,092,249     15.6%      605,630    22.7%
                                   ---------------------  ----------------------
    Income from Operations           1,869,812     26.7%      404,702    15.2%
Interest Expense                       (39,617)    -0.6%      (23,395)   -0.9%
Other Income/(Expenses)                      -      0.0%        6,299     0.2%
                                   ---------------------  ----------------------
    Income Before Income Taxes       1,830,195     26.1%      387,606    14.5%
Income Taxes                          (685,543)    -9.8%     (147,522)   -5.5%
                                   ---------------------  ----------------------
    Net Income                      $1,144,652     16.3%     $240,084     9.0%
                                   ============           ============


     Sales of $7,004,292 for the three months ended March 31, 2004, were $4,338,169, or approximately 163%, more than first quarter 2003 sales of $2,666,123. This strong sales increase was due primarily to $3,426,939 more military winch sales in the first quarter of 2004 than in the comparable period of 2003 due to shipments made under a major military contract granted in July of 2003 as well as growing OEM orders. Additionally, commercial winch sales were $820,826, or approximately 109%, greater in the first quarter of 2004 than in the comparable period of 2003. Most of the increase in commercial winches was attributable to sales of electric winches, which increased by almost 200%. Sales of hubs also increased by approximately 20% during the first quarter of 2004 compared to the first quarter of 2003.

     The Company's gross margins on sales decreased slightly from 49.0% in the first quarter of 2003 to 48.5% in the first quarter of 2004, primarily due to a shift in the Company's product sales to more high-volume purchasers of discounted winch products. Selling costs increased by $140,375, or approximately 47%, from $297,365 in the first quarter of 2003 to $437,740 in the first quarter of 2004, primarily due to the 163% higher sales volume in the first quarter of 2004 compared to the same period in 2003.

     General and administrative expenses for the three months ended March 31, 2004, increased by $486,619, or about 80%, from $605,630 in the first quarter of 2003 to $1,092,249 in the first quarter of 2004. The most significant increases in general and administrative expenses from the first three months of 2003 related primarily to salaries and benefits expenses, which increased by $338,877, or approximately 78%, from 2003 levels due to increased staffing and performance bonuses paid in the first quarter of 2004. Professional fees were also significantly higher in the first quarter of 2004 at $127,177 compared to $52,718 in the same period of 2003 principally due to the costs of compliance with new SEC requirements. Relative to its sales, however, the Company's total general and administrative costs decreased from 22.7% of sales in the first quarter of 2003 to 15.6% of sales in the first quarter of 2004.

     The Company's results of operations for the first three months of 2004 reflected operating income of $1,869,812 compared to income from operations of $404,702 during the same period in 2003, an increase of $1,465,110, or approximately 362%. Other expenses, consisting of interest, were $16,222 more in the first three months of 2004 than the comparable period in 2003 primarily due to mortgage interest on the Company's building acquired in early 2003. During the quarter ending March 31, 2004, the Company recorded income before taxes of $1,830,195 compared to income before taxes of $387,606 during the same period in 2003. The Company's net income of $1,144,652 after taxes in the first quarter of 2004 is $904,568, or approximately 377% greater than the net income of $240,084 for the first quarter of 2003. The net income in the first three months of 2004 represents earnings per share of $0.12, both primary and fully diluted, compared to $0.02 earnings per share in the first quarter of 2003 - an increase of 500%.

     The primary reason for the higher income in the first quarter of 2004 compared to the comparable period in 2003 was the effect of the 163% higher sales in 2004 creating positive operating leverage since the Company's fixed costs increased by less than half this rate. As previously noted, the Company's financial results are heavily influenced by significant periodic sales to the U.S. military for replacement winches for existing Humvees. There were no military replacement winch sales in the first quarter of 2003 compared to about $3.3 million in the first quarter of 2004. The Company's future sales will continue to be significantly affected by its ability to obtain new military orders for replacement winches. The timing of such military orders is generally intermittent and unpredictable. Any new military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales while the lack of such new military orders could have a material adverse effect on the Company's future sales.

     The Company's first quarter 2004 sales included substantially greater sales of electric winches than in the first quarter of 2003 - almost 200% more. The Company's basic sales strategy continues to be increasing both hydraulic and electric winch sales to the commercial markets with the addition of new winch models while continuing to sell significantly increasing numbers of OEM hydraulic winches for new military Humvees.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $921,393 to $3,111,798 on March 31, 2004, from $2,190,405 on December 31, 2003, and the Company's current ratio increased to 1.58 at March 31, 2004, compared to 1.42 at December 31, 2003. The Company's current assets increased by $1,098,193 to $8,484,897 at March 31, 2004, compared to $7,386,704 at December 31, 2003. Most of this increase in current assets was due to an increase of $1,390,000 in accounts receivable from December 31, 2003 levels, offset by a $352,496 decrease in cash balances. However, on March 31, 2004, $2,210,296, or approximately half, of the Company's total accounts receivable of $4,524,212 was due from the U.S. Government.

     The Company's current liabilities increased by a net $176,800, from $5,196,299 on December 31, 2003, to $5,373,099 on March 31, 2004. While
short-term borrowings under the Company's line of credit decreased by $685,349 from the December 31, 2003, balance of $3,944,039 to $3,258,690 on March 31, 2004, accounts payable and income taxes payable increased by $347,298 and $475,822, respectively, from their December 31, 2003, levels.

     During the first quarter of 2004, the Company's operating activities provided cash of $628,256 compared to $464,069 in the same period of 2003. These funds and the $352,496 reduction in cash balances provided the funding for the $685,349 reduction in short term borrowings and the dividend payments of $245,382 during the first quarter of 2004. Only $79,271 of funds was used for investing activities such as capital expenditures during the first quarter of 2004, compared to $1,560,430 during the first quarter of 2003. The Company has no material commitments outstanding for major capital expenditures during 2004. However, the Company plans to continue to pay cash dividends and may repurchase some of its shares in the future. The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs.

     The Company's cash balances decreased by $352,496 from an unusually high December 31, 2003, level of $698,808 to $346,312 on March 31, 2004, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

     The Company has a $5,000,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate. On February 20, 2004, the Company's lender increased the maximum borrowings available under this facility from $3,500,000 and extended the maturity date to February 28, 2005. The Company's actual borrowings at March 31, 2004, were only about 65% of its total availability due to the significant cash flow generated from its operations. The Company has also borrowed $1,191,750 from its lender under a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building.

Item 3. Controls and Procedures

     As indicated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's first quarter that have materially affected, or are reasonably likely to affect the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's operations or financial condition.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8K

     SEC Form 8-K was filed on February 17, 2004, by the Company announcing its 2003 annual sales revenues, net income and earnings per share and announcing a first quarter 2004 cash dividend of $0.025 per common share to be paid on March 15, 2004.


     SEC Form 8-K was filed on February 25, 2004, by the Company announcing the increase in its credit facility from Merrill Lynch Business Financial Services from $3,500,000 to $5,000,000.

     Exhibit 31.1 - Section 302 Certificate of Chief Executive Officer

     Exhibit 31.2 - Section 302 Certificate of Chief Financial Officer

     Exhibit 32.1 - Section 906 Certificate of Chief Executive Officer

     Exhibit 32.2 - Section 906 Certificate of Chief Financial Officer



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.



MILE MARKER INTERNATIONAL, INC.
-------------------------------
        (Registrant)



        4/29/04                               /s/  Richard E. Aho
-----------------------                     ------------------------------------
        (Date)                              Richard E. Aho, President and
                                            Chief Executive Officer

        4/29/04                              /s/  Alvin A. Hirsch
-----------------------                     ------------------------------------
        (Date)                              Alvin A. Hirsch, Secretary/Treasurer
                                            and Chief Financial Officer
                                            Principal Accounting Officer

                                  CERTIFICATION                     EXHIBIT 31.1


     Pursuant to Section 302 of the Securities Exchange Act of 1934


I, Richard E. Aho, certify that:


1. I have reviewed this quarterly report on Form10-QSB of Mile Marker International, Inc. ("the Registrant").


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


4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and


(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and




6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:  April 29, 2004

                                                          /s/  Richard E. Aho
                                                        ------------------------
                                                              Richard E. Aho
                                                         Chief Executive Officer

                                  CERTIFICATION                     EXHIBIT 31.2


     Pursuant to Section 302 of the Securities Exchange Act of 1934


I, Alvin A. Hirsch, certify that:


1. I have reviewed this quarterly report on Form10-QSB of Mile Marker International, Inc. ("the Registrant").


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


4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and


(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):


(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and




6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  April 29, 2004

                                                          /s/  Alvin A. Hirsch
                                                        ------------------------
                                                             Alvin A. Hirsch
                                                         Chief Financial Officer

                            SECTION 906 CERTIFICATION               EXHIBIT 32.1


                           Of Chief Executive Officer


I, Richard E. Aho, President and Chief Executive Officer of Mile Marker International, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (the "Report").

The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 29th day of April, 2004.


/s/  Richard E.  Aho
----------------------
     Richard E. Aho
President and Chief Executive Officer

                            SECTION 906 CERTIFICATION               EXHIBIT 32.2


                           Of Chief Financial Officer


I, Alvin A. Hirsch, the Chief Financial Officer of Mile Marker International, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10- QSB for the quarter ended March 31, 2004 (the "Report").

The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 29th day of April, 2004.


/s/  Alvin A. Hirsch
------------------------
     Alvin A. Hirsch
Chief Financial Officer