Form 10QSB
period 2004-06-30
MILE MARKER INTERNATIONAL INC
filed 2004-07-29
CIK 930121

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                             Commission file
          June 30, 2004                                     Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.
                        --------------------------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

   Florida                                                   11-2128469
---------------                                             --------------
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

                    Issuer's Telephone Number: (954) 782-0604


     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X___           No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On July 20, 2004, the Issuer had outstanding 9,923,272 shares of common stock, $.001 par value.

                              MILE MARKER INTERNATIONAL, INC.

                                         INDEX

                                                                                                        Page No.
PART  I     FINANCIAL INFORMATION
Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets, June 30, 2004,
                    and December 31, 2003  ...............................................................   4

                    Condensed Consolidated Statements of Income, Three
                    months ended June 30, 2004, and June 30, 2003 ........................................   5

                    Condensed Consolidated Statements of Income, Six
                    months ended June 30, 2004, and June 30, 2003 ........................................   6

                    Condensed Consolidated Statements of Cash Flows, Six
                    months ended June 30, 2004, and June 30, 2003  .......................................   7

                    Notes to Condensed Consolidated Financial Statements .................................   8

Item  2.  Management's Discussion and Analysis or Plan of Operation.......................................  9-12

Item 3.   Controls and Procedures.........................................................................   12

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings .............................................................................   12

Item 2.    Changes in Securities and Small Business Issuer Purchases of
               Equity Securities  ........................................................................   12

Item 3.    Defaults Upon Senior Securities................................................................   12

Item 4.     Submission of Matters to a Vote of Security Holders ..........................................   12

Item 5.      Other Information ...........................................................................   12

Item 6.      Exhibits and Reports on Form 8-K ............................................................   13

SIGNATURES ...............................................................................................   14

CERTIFICATIONS............................................................................................ 15-20

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

                           FORWARD-LOOKING STATEMENTS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF MILE MARKER INTERNATIONAL, INC.


                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003
                                    UNAUDITED

                                                              June 30,     December 31,
ASSETS                                                          2004          2003
                                                            --------------------------
CURRENT ASSETS
  Cash                                                      $   432,566    $   698,808
  Accounts Receivable, net of allowance for doubtful
    accounts of $36,000 and $18,000, respectively             3,107,267      3,134,212
  Inventories                                                 3,950,084      3,471,828
  Deferred Tax Asset                                             47,467         39,476
  Prepaid Expenses                                               82,244         42,380
                                                            --------------------------
      Total Current Assets                                    7,619,628      7,386,704

PROPERTY AND EQUIPMENT, NET                                   2,063,955      2,014,841
INTANGIBLE ASSETS, NET                                          104,009         86,371
OTHER ASSETS                                                    106,156         72,006
                                                            --------------------------
        TOTAL ASSETS                                        $ 9,893,748    $ 9,559,922
                                                            ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                            $ 2,794,433    $ 3,944,039
  Notes Payable - Current Portion                                  --           63,000
  Accounts Payable                                            1,049,304        843,886
  Income Taxes Payable                                          950,807        194,408
  Accrued Liabilities                                           196,806        150,966
                                                            --------------------------
      TOTAL CURRENT LIABILITIES                               4,991,350      5,196,299

DEFERRED TAX LIABILITY                                           69,422         58,374

LONG-TERM DEBT                                                     --        1,149,750
                                                            --------------------------
      TOTAL LIABILITIES                                       5,060,772      6,404,423
                                                            ==========================

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
  authorized; 10,215,272 and 10,215,269 shares issued
  at June 30, 2004 and December 31, 2003, respectively           10,215         10,215
Additional Paid-in Capital                                    1,162,628      1,190,028
Less Treasury Shares (320,000 and 425,000 Shares at Cost)      (396,800)      (512,000)
Retained Earnings                                             4,056,933      2,467,256
                                                            --------------------------
      TOTAL SHAREHOLDERS' EQUITY                              4,832,976      3,155,499
                                                            ==========================
TOTAL LIABILITIES & Shareholders' Equity                    $ 9,893,748    $ 9,559,922
                                                            ==========================



   The accompanying notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                           Three Months Ended June 30,
                                    UNAUDITED



                                                           2004          2003
                                                     ----------------------------

SALES                                                $  5,975,515    $  2,303,564
COST OF SALES                                           3,106,227       1,362,222
                                                     ----------------------------
              GROSS PROFIT                              2,869,288         941,342
                                                     ----------------------------
SELLING EXPENSES                                          316,228         214,645
                                                     ----------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                     503,182         342,082
   Professional Fees                                       29,640          63,284
   Rent                                                    20,651          35,071
   Depreciation and Amortization                           57,381          46,450
   Insurance                                               24,999          21,297
   Vehicle Expenses                                        24,067          24,471
   Research and Development                                18,982           8,556
   Other                                                  147,062         108,640
                                                     ----------------------------
      Total General and Administrative Expenses           825,964         649,851
                                                     ----------------------------
              Total Expenses                            1,142,192         864,496
                                                     ----------------------------
INCOME FROM OPERATIONS                                  1,727,096          76,846
                                                     ----------------------------
OTHER INCOME (EXPENSE)
       Interest Expense                                   (34,965)        (25,492)
       Interest Income                                       --             2,501
                                                     ----------------------------
                Total Other Income (Expense)              (34,965)        (22,991)
                                                     --------------- ------------
INCOME BEFORE (PROVISION)/BENEFIT FOR INCOME TAXES      1,692,131          53,855

(Provision)/Benefit for Income Taxes                     (605,913)          7,450
                                                     ----------------------------
      NET INCOME                                     $  1,086,218    $     61,305
                                                     ============================

PER SHARE DATA:
   Weighted Average Shares Outstanding - Basic          9,853,787      10,218,704
   Weighted Average Shares Outstanding - Diluted       10,016,004      10,228,163

  EARNINGS PER COMMON SHARE - BASIC                  $       0.11    $       0.01
  EARNINGS PER COMMON SHARE - DILUTED                $       0.11    $       0.01


   The accompanying notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                            Six Months Ended June 30,
                                    UNAUDITED


                                                        2004          2003
                                                   ----------------------------

SALES                                              $ 12,979,807    $  4,969,687
COST OF SALES                                         6,710,718       2,720,649
                                                   ----------------------------
              GROSS PROFIT                            6,269,089       2,249,038
                                                   ----------------------------

SELLING EXPENSES                                        753,967         512,010
                                                   ----------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and Wages                                 1,165,103         705,451
   Professional Fees                                    156,817         116,002
   Rent                                                  44,797          46,611
   Depreciation and Amortization                        111,592          86,644
   Insurance                                             57,434          42,747
   Vehicle Expenses                                      42,081          42,719
   Research and Development                              37,711          13,526
   Other                                                302,679         201,779
                                                   ----------------------------
      Total General and Administrative Expenses       1,918,214       1,255,479
                                                   ----------------------------
              Total Expenses                          2,672,181       1,767,489
                                                   ----------------------------

INCOME FROM OPERATIONS                                3,596,908         481,549
                                                   ----------------------------

OTHER INCOME (EXPENSE)
       Interest Expense                                 (74,582)        (48,886)
       Interest Income                                     --             8,800
                                                   ----------------------------
                Total Other Income (Expense)            (74,582)        (40,086)

                                                   ----------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES              3,522,326         441,463

Provision for Income Taxes                           (1,291,456)       (140,072)
                                                   ----------------------------

      NET INCOME                                   $  2,230,870    $    301,391
                                                   ============================

PER SHARE DATA:
   Weighted Average Shares Outstanding - Basic        9,826,286      10,227,291
   Weighted Average Shares Outstanding - Diluted      9,968,814      10,239,791

  EARNINGS PER COMMON SHARE - BASIC                $       0.23    $       0.03
  EARNINGS PER COMMON SHARE - DILUTED              $       0.22    $       0.03


   The accompanying notes are an integral part of these financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                    UNAUDITED



                                                              2004           2003
                                                          ---------------------------
OPERATING ACTIVITIES:
Net income                                                $ 2,230,870    $   301,391
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                               128,988        104,040
  Deferred income taxes                                         3,057         (5,069)
  Inventory obsolescense reserves                              20,900         15,273
  Bad debt provisions                                          12,659         33,873
(Increase) decrease in:
    Accounts receivable                                        14,286       (154,065)
    Inventories                                              (499,156)       (67,119)
    Prepaid expenses                                          (39,864)       (17,640)
    Other receivables                                            --          169,265
    Other assets                                              (34,151)        57,361
(Decrease) increase in:
    Accounts payable                                          205,418       (157,634)
    Income taxes payable                                      756,399        (48,708)
    Accrued liabilities                                        45,840         63,949
                                                          --------------------------
Net cash provided by operating activities                   2,845,246        294,917

INVESTING ACTIVITIES:
Additions to intangible assets                                (52,994)       (68,183)
Acquisitions of property and equipment                       (142,745)    (1,718,387)
                                                          -------------- -----------
Net cash (used in) investing activities                      (195,739)    (1,786,570)

FINANCING ACTIVITIES:
(Repayment of) proceeds from short term borrowing - net    (1,149,606)       578,680
Stock options exercised                                        87,800           --
Purchase and retirement of common stock                          --          (21,308)
Payment of dividends                                         (641,193)      (152,531)
Proceeds of long-term debt                                       --        1,260,000
Repayment of long-term debt                                (1,212,750)       (15,750)
                                                          --------------------------
Net cash provided by (used in) financing activities        (2,915,749)     1,649,091

(Decrease)/Increase in Cash                                  (266,242)       157,438

Cash at Beginning of Period                                   698,808        101,868

                                                          --------------------------
Cash at End of Period                                     $   432,566    $   259,306
                                                          ==========================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest               $    80,004    $    43,864
   Cash paid during the period for income taxes           $   532,000    $   202,779



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

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended June 30, 2004 and 2003, includes incremental shares for stock options outstanding during those periods.

NOTE 2: SHAREHOLDERS' EQUITY

     During the period ended June 30, 2004, the Company issued 105,000 shares of its common stock, $.001 par value, from its treasury for $87,800 pursuant to the exercise of incentive stock options. 320,000 shares of the Company's common stock were held in the Company's treasury as of June 30, 2004. On March 15, 2004, the Company paid a cash dividend of $0.025 per share on its common stock, totaling $245,382. On June 1, 2004, the Company paid a cash dividend of $0.04 per share on its common stock, totaling $395,811.

NOTE 3: RECLASSIFICATION

     Certain amounts in prior periods have been reclassified for comparative purposes. Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 2004 and 2003:



                                                      Six Months                 Three Months
                                                 2004          2003            2004          2003
                                             ---------------------------  ----------------------------
Sales                                               100.0%       100.0%           100.0%       100.0%
Cost of Sales                                        51.7%        54.7%            52.0%        59.1%
                                             ---------------------------  ----------------------------
      Gross Profit                                   48.3%        45.3%            48.0%        40.9%
Selling Expenses                                      5.8%        10.3%             5.3%         9.3%
General & Administrative Expenses                    14.8%        25.3%            13.8%        28.3%
                                             ---------------------------  ----------------------------
      Income from Operations                         27.7%         9.7%            28.9%         3.3%
Interest Expense                                     -0.6%        -1.0%            -0.6%        -1.1%
Other Income/(Expenses)                               0.0%         0.2%             0.0%         0.1%
                                             ---------------------------  ----------------------------
      Income Before Income Taxes                     27.1%         8.9%            28.3%         2.3%
Income Taxes                                        -10.0%        -2.8%           -10.1%         0.3%
                                             ---------------------------  ----------------------------
                                             ---------------------------  ----------------------------
      Net Income                                     17.1%         6.1%            18.2%         2.6%
                                             ===========================  ============================



     Sales of $12,979,807 for the six months ended June 30, 2004, were $8,010,120, or approximately 161%, more than sales of $4,969,687 in the same period in 2003. This strong sales increase was due primarily to $6,625,308 more military winch sales in the first half of 2004 than in the comparable period in 2003 due to shipments made under the military contract received in July of 2003 as well as growing OEM orders. Commercial winch sales were $1,167,488, or approximately 68%, greater in the first half of 2004 than in the comparable period in 2003. Most of the increase in commercial winches was attributable to sales of electric winches, which more than doubled during the 2004 period. Sales of hubs also increased by $273,385, or approximately 29%, during the first six months of 2004 compared to the first six months of 2003.

     Sales of $5,975,515 for the three months ended June 30, 2004, were $3,671,951, or approximately 159%, more than sales of $2,303,564 in the same period in 2003. This strong sales increase was due primarily to $3,198,369 more military winch sales in the second quarter of 2004 than in the comparable period in 2003. Commercial winch sales were $346,451, or approximately 36%, greater in the second quarter of 2004 than in the comparable period in 2003.

     The Company's gross margins on sales increased from 45.3% in the first half of 2003 to 48.3% in the first half of 2004 primarily due to a shift in the Company's product sales mix. Selling costs increased by $241,957, or approximately 47%, from $512,010 in the first half of 2003 to $753,967 in the first half of 2004, primarily due to variable costs on the higher sales volume in the first half of 2004 that were partially offset by the realization of some expense economies.

     General and administrative expenses for the six months ended June 30, 2004, increased by $662,735, or about 53%, from $1,255,479 in the first half of 2003 to $1,918,214 in the first half of 2004. However, general and administrative expenses increased by only $176,113, or about 27%, from $649,851 in the second quarter of 2003 to $825,964 in the second quarter of 2004. The most significant increases in general and administrative expenses in the first half of 2004 related primarily to salaries and benefits expenses, which increased by $525,235 or approximately 63%, from 2003 levels due to increased staffing and performance bonuses paid in the first half of 2004. Professional fees were also significantly higher in the first half of 2004 at $156,817 compared to $116,002 in the same period in 2003 principally due to the costs of compliance with new SEC requirements. However, relative to the higher level of sales, the Company's total general and administrative costs decreased from 25.3% of sales in the first half of 2003 to 14.8% of sales in the first half of 2004 and to 13.8% in the second quarter of 2004 from 28.3% in the second quarter of 2003.

     The Company's results of operations for the first six months of 2004 reflected operating income of $3,596,908 compared to income from operations of $481,549 during the same period in 2003, an increase of $3,115,359 or approximately 647%. Other expenses, consisting of interest, were $34,496 more in the first six months of 2004 than the comparable period in 2003 primarily due to mortgage interest on the Company's building acquired in early 2003. During the period ended June 30, 2004, the Company recorded income before taxes of $3,522,326 compared to income before taxes of $441,463 during the same period in 2003. The Company's net income of $2,230,870 after taxes in the first six months of 2004 is $1,929,479, or approximately 640% greater than the net income of $301,391 for the first six months of 2003. Net income for the second quarter of 2004 was $1,086,218, compared to $61,305 for the same period in 2003. The net income in the first six months of 2004 represents basic earnings per share of $0.23, and fully diluted earnings per share of $0.22, compared to $0.03 earnings per share, both basic and diluted, in the first half of 2003. Earnings per share for the second quarter of 2004, both basic and diluted, were $0.11, compared to $0.01 in the same period in 2003.

     The primary reason for the higher income in the first half of 2004 compared to the comparable period in 2003 was the effect of the 161% higher sales in 2004 creating significant positive operating leverage since the Company's costs and expenses increased proportionately less. As previously noted, the Company's financial results are heavily influenced by significant periodic sales to the U.S. military for replacement winches for existing Humvee vehicles. There were no military replacement winch sales in the first half of 2003 compared to about $5.5 million of such sales in the first half of 2004. The Company's future sales continue to be significantly subject to its ability to obtain new military orders for replacement winches. The timing of such military orders is generally intermittent, unpredictable and dependant on government budgetary considerations. Any new military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales, while the absence of such new military orders would have a material adverse effect on the Company's level of total future sales.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $437,872 to $2,628,277 on June 30, 2004, from $2,190,405 on December 31, 2003, and the Company's current ratio increased to 1.53 at June 30, 2004, compared to 1.42 at December 31, 2003. The Company's current assets increased by $232,924 to $7,619,628 at June 30, 2004, compared to $7,386,704 at December 31, 2003. Most of this increase in current assets was due to an increase of $478,256 in inventories from December 31, 2003, levels, offset by a $266,242 decrease in cash balances. Inventory balances have been increased in anticipation of future sales.

     The Company's current liabilities decreased by a net $204,949, from $5,196,299 on December 31, 2003, to $4,991,350 on June 30, 2004. While
short-term borrowings under the Company's line of credit decreased by $1,149,606 from the December 31, 2003, balance of $3,944,039 to $2,794,433 on June 30, 2004, accounts payable and income taxes payable increased by $205,418 and $756,399, respectively, from their December 31, 2003, levels. At the same time, the Company was able to pay off the remaining balance of its 10-year $1,260,000 revolving line of credit while retaining the ability to re-borrow under this facility in the future.

     During the first half of 2004, the Company's operating activities provided cash of $2,845,246, compared to $294,917 in the same period in 2003. These funds and the $266,242 reduction in cash balances provided the funding for the $1,149,606 reduction in short-term borrowings, the $1,212,750 repayment of the Company's long-term debt and the two dividend payments totaling $641,193 during the six months ended June 30, 2004. Only $195,739 of funds was used for investing activities such as capital expenditures during the first half of 2004, compared to $1,786,570 during the first half of 2003. The Company has no material commitments outstanding for major capital expenditures during 2004. However, the Company plans to continue to pay cash dividends and may repurchase some of its shares in the future. The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs.

     The Company's cash balances decreased by $266,242 from an unusually high December 31, 2003, level of $698,808 to $432,566 on June 30, 2004, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

     The Company has a $5,000,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate with a maturity date of February 28, 2005. The Company's actual borrowings at June 30, 2004, were only about 55% of its total availability under its working capital line of credit due to the significant cash flow generated from its operations. Additionally, the Company currently also has unused borrowing availability of $1,176,000 under its 10-year revolving line of credit secured by the Company's warehouse and office building.

ITEM 3. CONTROLS AND PROCEDURES

     As indicated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's first quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's operations or financial condition. While the Company has not been served, the Company understands that a lawsuit has been filed against the Company for an undetermined amount by a terminated sales representative. The Company's management believes this suit to be without merit, and intends to contest this suit vigorously.

ITEM 2 CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 OTHER INFORMATION

     None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

MILE  MARKER  INTERNATIONAL, INC.
---------------------------------
          (Issuer)



              7/29/04                          /s/  Richard E. Aho
---------------------------------       ----------------------------------------
              (Date)                         Richard E. Aho, President and
                                                Chief Executive Officer

              7/29/04                          /s/  Alvin A. Hirsch
---------------------------------       ----------------------------------------
              (Date)                       Alvin A. Hirsch, Secretary/Treasurer
                                              and Chief Financial Officer
                                              Principal Accounting Officer