Form 10QSB
period 2004-09-30
MILE MARKER INTERNATIONAL INC
filed 2004-11-01
CIK 930121

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                               Commission file
         September 30, 2004                                     Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.
                         -------------------------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

       Florida                                                 11-2128469
   -----------------                                           ----------
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

                    Issuer's Telephone Number: (954) 782-0604
                                               ---------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__           No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On October 11, 2004, the Issuer had outstanding 10,048,272 shares of common stock, $.001 par value.

                         MILE MARKER INTERNATIONAL, INC.

                                      INDEX
                                                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets, September 30, 2004,
        and December 31, 2003  .......................................       4

        Condensed Consolidated Statements of Income, Three
        months ended September 30, 2004, and September 30, 2003              5

        Condensed Consolidated Statements of Income, Nine
        months ended September 30, 2004, and September 30, 2003              6

        Condensed Consolidated Statements of Cash Flows, Nine
        months ended September 30, 2004, and September 30, 2003              7

        Notes to Condensed Consolidated Financial Statements .........       8

Item 2. Management's Discussion and Analysis or Plan of Operation ....    9-12

Item 3. Controls and Procedures ......................................      12

PART II OTHER INFORMATION

Item 1. Legal Proceedings.............................................      12

Item 2. Changes in Securities and Small Business Issuer Purchases of
        Equity Securities ............................................      13

Item 3. Defaults Upon Senior Securities ..............................      13

Item 4. Submission of Matters to a Vote of Security Holders ..........      13

Item 5. Other Information ............................................      13

Item 6. Exhibits and Reports on Form 8-K .............................      13

SIGNATURES ...........................................................      14

CERTIFICATIONS .......................................................   15-20

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003
                                    UNAUDITED

                                                        September 30,   December 31,
ASSETS                                                       2004           2003
                                                        ----------------------------
CURRENT ASSETS
  Cash                                                      $403,982       $698,808
  Accounts Receivable, net of allowance for doubtful
   accounts of $16,000 and $18,000, respectively           2,866,059      3,134,212
  Inventories                                              4,615,764      3,471,828
  Deferred Tax Asset                                          47,467         39,476
  Prepaid Expenses                                            84,041         42,380
                                                        ----------------------------
    Total Current Assets                                   8,017,313      7,386,704

PROPERTY, PLANT AND EQUIPMENT, NET                         2,076,194      2,014,841
INTANGIBLE ASSETS, NET                                        86,317         86,371
OTHER ASSETS                                                 247,880         72,006
                                                        ----------------------------
      Total Assets                                       $10,427,704     $9,559,922
                                                        ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                          $3,513,421     $3,944,039
  Notes Payable - Current Portion                                  -         63,000
  Accounts Payable                                           944,374        843,886
  Income Taxes Payable                                       985,484        194,408
  Accrued Liabilities                                        218,752        150,966
                                                        ----------------------------
    Total Current Liabilities                              5,662,031      5,196,299

DEFERRED TAX LIABILITY                                        69,422         58,374

LONG-TERM DEBT                                                     -      1,149,750
                                                        ----------------------------
    Total Liabilities                                      5,731,453      6,404,423
                                                        ============================

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
 authorized; 10,215,272 and 10,215,269 shares issued at
 September 30, 2004 and December 31, 2003, respectively.      10,215         10,215
Additional Paid-in Capital                                 1,153,388      1,190,028
Less Treasury Shares (292,000 and 425,000 Shares at Cost)  (362,080)       (512,000)
Retained Earnings                                          3,894,728      2,467,256
                                                        ----------------------------
    Total Shareholders' Equity                             4,696,251      3,155,499
                                                        ----------------------------
Total Liabilities & Shareholders' Equity                 $10,427,704     $9,559,922
                                                        ============================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                        Three Months Ended September 30,
                                    UNAUDITED

                                                             2004           2003
                                                        ----------------------------

Sales                                                     $3,942,639     $3,618,656
Cost of Sales                                              2,308,067      1,857,816
                                                        ----------------------------
          Gross Profit                                     1,634,572      1,760,840
                                                        ----------------------------

Selling Expenses                                             271,028        266,269
                                                        ----------------------------

General and Administrative Expenses
   Salaries and Wages                                        438,773        463,743
   Professional Fees                                          67,006         61,202
   Depreciation and Amortization                              62,715         49,850
   Insurance                                                  35,086         23,692
   Vehicle Expenses                                           26,535         13,345
   Rent                                                       22,298         28,465
   Research & Development                                      7,436          7,089
   Other                                                     131,741        103,042
                                                        ----------------------------
     Total General and Administrative Expenses               791,590        750,428
                                                        ----------------------------
          Total Expenses                                   1,062,618      1,016,697
                                                        ----------------------------

Income from Operations                                       571,954        744,143
                                                        ----------------------------

Other Income (Expense)
       Interest Expense                                      (30,318)       (31,024)
       Interest Income                                             -            289
                                                        ----------------------------
          Total Other Income (Expense)                       (30,318)       (30,735)

                                                        ----------------------------
Income before Provision for Income Taxes                     541,636        713,408
Provision for Income Taxes                                  (207,677)      (267,233)
                                                        ----------------------------

   Net Income                                               $333,959       $446,175
                                                        ============================
Per Share Data:
   Weighted Average Shares Outstanding - Basic             9,922,663     10,215,666
   Weighted Average Shares Outstanding - Diluted          10,067,113     10,227,181

  Earnings per Common Share - Basic                            $0.03          $0.04
  Earnings per Common Share - Diluted                          $0.03          $0.04


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                         Nine Months Ended September 30,
                                    UNAUDITED

                                                             2004           2003
                                                        ----------------------------

Sales                                                    $16,922,446     $8,588,343
Cost of Sales                                              9,018,785      4,578,464
                                                        ----------------------------
          Gross Profit                                     7,903,661      4,009,879
                                                        ----------------------------

Selling Expenses                                           1,024,995        778,279
                                                        ----------------------------

General and Administrative Expenses
   Salaries and Wages                                      1,603,876      1,169,194
   Professional Fees                                         223,823        177,204
   Depreciation and Amortization                             174,308        136,494
   Insurance                                                  92,520         66,439
   Vehicle Expenses                                           68,616         56,064
   Rent                                                       67,095         75,076
   Research & Development                                     45,148         20,616
   Other                                                     434,418        304,823
                                                        ----------------------------
     Total General and Administrative Expenses             2,709,804      2,005,910
                                                        ----------------------------
          Total Expenses                                   3,734,799      2,784,189
                                                        ----------------------------

Income from Operations                                     4,168,862      1,225,690
                                                        ----------------------------
Other Income (Expense)
       Interest Expense                                     (104,900)       (79,910)
       Interest Income                                             -          9,088
                                                        ----------------------------
          Total Other Income (Expense)                      (104,900)       (70,822)

                                                        ----------------------------
Income before Provision for Income Taxes                   4,063,962      1,154,868
Provision for Income Taxes                                (1,499,133)      (407,304)
                                                        ----------------------------

   Net Income                                             $2,564,829       $747,564
                                                        ============================

Per Share Data:
   Weighted Average Shares Outstanding - Basic             9,858,646     10,223,374
   Weighted Average Shares Outstanding - Diluted           9,992,126     10,233,835

  Earnings per Common Share - Basic                            $0.26          $0.07
  Earnings per Common Share - Diluted                          $0.26          $0.07


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                    UNAUDITED

                                                             2004           2003
                                                        ----------------------------
OPERATING ACTIVITIES:
Net income                                                $2,564,829       $747,564
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                              200,401        162,588
  Deferred income taxes                                        3,057            950
  Inventory obsolescense reserves                             26,540         25,595
  Bad debt provisions                                         12,659         33,873
(Increase) decrease in assets:
    Accounts receivable                                      255,493     (1,901,406)
    Inventories                                           (1,170,476)       (56,476)
    Prepaid expenses                                         (41,661)       (12,961)
    Other receivables                                              -        152,832
    Other assets                                            (173,779)        55,532
(Decrease) increase in liabilities:
    Accounts payable                                         100,488        263,121
    Income taxes payable                                     791,076         44,259
    Accrued liabilities                                       67,786         85,528
                                                        ----------------------------
Net cash provided by/(used in) operating activities        2,636,413       (399,001)

INVESTING ACTIVITIES:
Additions to intangible assets                               (53,814)       (68,183)
Acquisitions of property, plant and equipment               (209,980)    (1,738,683)
                                                        ----------------------------
Net cash used in investing activities                       (263,794)    (1,806,866)

FINANCING ACTIVITIES
(Repayment of) proceeds from short term borrowing - net     (430,618)     1,450,435
Stock options exercised                                      113,280              -
Purchase and retirement of common stock                            -         (8,600)
Payment of dividends                                      (1,137,357)      (305,385)
Proceeds of long-term debt                                         -      1,260,000
Repayment of long-term debt                               (1,212,750)       (31,500)
                                                        ----------------------------
Net cash (used in)/provided by financing activities       (2,667,445)     2,364,950

(Decrease)/Increase in Cash                                 (294,826)       159,083

Cash at Beginning of Period                                  698,808        101,868

                                                        ----------------------------
Cash at End of Period                                       $403,982       $260,951
                                                        ============================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                 $106,383        $72,758
   Cash paid during the period for income taxes             $705,000       $360,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended September 30, 2004 and 2003, includes incremental shares for stock options outstanding during those periods.

Note 2: Shareholders' Equity

     During the period ended September 30, 2004, the Company issued 133,000 shares of its common stock, $.001 par value, from its treasury for $113,280 pursuant to the exercise of incentive stock options. 292,000 shares of the Company's common stock were held in the Company's treasury as of September 30, 2004. On March 15, 2004, the Company paid a cash dividend of $0.025 per share on its common stock, totaling $245,382. On June 1, 2004, the Company paid a cash dividend of $0.04 per share on its common stock, totaling $395,811. On August 2, 2004, the Company paid a cash dividend of $0.05 per share on its common stock, totaling $496,164.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 2004 and 2003:

                                          Nine Months             Three Months
                                        2004       2003         2004        2003
                                      ------------------      ------------------
Sales                                  100.0%     100.0%       100.0%     100.0%
Cost of Sales                           53.3%      53.3%        58.5%      51.3%
                                      ------------------      ------------------
      Gross Profit                      46.7%      46.7%        41.5%      48.7%
Selling Expenses                         6.1%       9.1%         6.9%       7.4%
General & Administrative Expenses       16.0%      23.4%        20.1%      20.7%
                                      ------------------      ------------------
      Income from Operations            24.6%      14.2%        14.5%      20.6%
Interest Expense                        -0.6%      -0.9%        -0.8%      -0.9%
Other Income/(Expenses)                  0.0%       0.1%         0.0%       0.0%
                                      ------------------      ------------------
      Income Before Income Taxes        24.0%      13.4%        13.7%      19.7%
Income Taxes                            -8.8%      -4.7%        -5.2%      -7.4%
                                      ------------------      ------------------
      Net Income                        15.2%       8.7%         8.5%      12.3%
                                      ==================      ==================

     Sales of $16,922,446 for the nine months ended September 30, 2004, were $8,334,103, or approximately 97%, more than sales of $8,588,343 in the same period in 2003. This strong sales increase was due primarily to $3,365,337 more military winch sales and $3,213,987 more OEM winch sales in the first nine months of 2004 than in the comparable period in 2003. Commercial winch sales were $1,519,660, or approximately 59%, greater in the first nine months of 2004 than in the comparable period in 2003. Most of the increase in commercial winches was attributable to sales of electric winches, which were $924,538 more in the first nine months of 2004 than during the same period in 2003. Sales of hubs and conversion kits also increased by $354,651, or approximately 27%, during the first nine months of 2004 compared to the first nine months of 2003.

     Sales of $3,942,639 for the three months ended September 30, 2004, were $323,983, or approximately 9%, more than total sales of $3,618,656 in the same period in 2003. However, the sales mixes in these two periods were substantially different. Third quarter 2003 sales included $2,139,904 of military winch sales, compared to only $214,891 of such sales in the third quarter of 2004 due to the intermittent and irregular timing of orders under the Company's military contracts. The Company's non-military sales in the three months ended September 30, 2004 increased from $1,682,291 in the three months ended September 30, 2003 to $3,727,748 - an increase of $ 2,045,457, or approximately 122%. Sales of the Company's hydraulic winches to an original equipment manufacturer represented the largest portion of this increase - approximately $1,675,490. Commercial winch sales were $352,000, or approximately 41% more in the third quarter of 2004 compared to the same period in 2003. All categories of non-military sales were higher in the third quarter of 2004 compared to the third quarter of 2003, particularly electric winch sales and foreign winch sales.

     The Company's gross margins on sales were the same at 46.7% for the first nine months of 2004 and the first nine months of 2003, but decreased from 48.7% in the third quarter of 2003 to 41.5% in the third quarter of 2004 due to the change in the Company's product mix. Selling costs increased by $246,716, or approximately 32%, from $778,279 in the first nine months of 2003 to $1,024,995 in the first nine months of 2004, primarily due to higher sales commissions, advertising and sales promotion costs on commercial products in the first nine months of 2004. However, as a percentage of sales, selling costs were 6.1% in the nine months of 2004 compared to 9.1% for the same period in 2003. Selling costs for the third quarter of 2004 were $271,028 or only $4,759 more than selling costs of $266,269 for the same period in 2003.

     General and administrative expenses for the nine months ended September 30, 2004, increased by $703,894, or about 35%, from $2,005,910 in the first nine months of 2003 to $2,709,804. However, general and administrative expenses increased by only $41,162, or about 5%, from $750,428 in the third quarter of 2003 to $791,590 in the third quarter of 2004. The most significant increases in general and administrative expenses in the first nine months of 2004 related primarily to salaries and benefits expenses, which increased by $520,682 or approximately 38%, from 2003 levels due to increased staffing and performance bonuses paid early in 2004. Professional fees were $46,619, or approximately 26%, higher in the first nine months of 2004 at $223,823 compared to $177,204 in the same period in 2003 principally due to the costs of compliance with new SEC requirements. However, relative to the higher level of sales, the Company's total general and administrative costs decreased from 23.4% of sales in the first nine months of 2003 to 16.0% of sales in the first nine months of 2004 and from 20.7% in the third quarter of 2003 to 20.1% in the third quarter of 2004.

     The Company's results of operations for the first nine months of 2004 reflected operating income of $4,168,862 compared to income from operations of $1,225,690 during the same period in 2003, an increase of $2,943,172, or approximately 240%. Other expenses, consisting of interest, were $34,078 more in the first nine months of 2004 than the comparable period in 2003 primarily due to mortgage interest on the Company's building. During the period ended September 30, 2004, the Company recorded income before taxes of $4,063,962 compared to income before taxes of $1,154,868 during the same period in 2003. The Company's net income of $2,564,829 after taxes in the first nine months of 2004 is $1,817,265, or approximately 243% greater than the net income of $747,564 for the first nine months of 2003. Net income for the third quarter of 2004 was $333,959 compared to $446,175 for the same period in 2003, a decrease of $112,216 or approximately 25%. The net income in the first nine months of 2004 represents basic and fully diluted earnings per share of $0.26, compared to $0.07 earnings per share, both basic and diluted, in the first nine months of 2003. Earnings per share for the third quarter of 2004, both basic and diluted, were $0.03, compared to $0.04 in the same period in 2003.

     The primary reason for the higher income in the first nine months of 2004 compared to the comparable period in 2003 was the effect of the 97% higher sales in 2004 creating significant positive operating leverage since the Company's costs and expenses increased proportionately less. As previously noted, the Company's quarterly financial results are heavily influenced by significant periodic sales to the U.S. military for replacement winches for existing Humvee vehicles. This was the case in the third quarter of 2004. The Company's sales continue to be subject to the timing of additional military orders for replacement winches under the four significant military contracts awarded to the Company since July of 2003. As the Company announced in October, its three new contracts have the potential for almost $12 million of new military orders over five years in addition to approximately $18 million of orders remaining under its 2003 contract. The timing of such military orders, however, is generally intermittent, unpredictable and dependant on government budgetary considerations. Any new military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales, while the absence of such new military orders could have a material adverse effect on the Company's future level of total sales.


LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $164,874 to $2,355,282 on September 30, 2004, from $2,190,405 on December 31, 2003, but the Company's current ratio remained at 1.42 at September 30, 2004, compared to December 31, 2003. The Company's current assets increased by $630,609 to $8,017,313 at September 30, 2004, compared to $7,386,704 at December 31, 2003. Most of this increase in current assets was due to an increase of $1,143,936 in inventories from December 31, 2003, levels, offset by a $294,826 decrease in cash balances and a $268,153 decrease in receivables. The Company's inventory balances have been increased in preparation for future military orders, which often have short delivery schedules.

     The Company's current liabilities increased by a net $465,732, from $5,196,299 on December 31, 2003, to $5,662,031 on September 30, 2004. While
short-term borrowings under the Company's line of credit decreased by $430,618 from the December 31, 2003, balance of $3,944,039 to $3,513,421 on September 30, 2004, accounts payable and income taxes payable increased by $100,488 and $791,076, respectively, from their December 31, 2003, levels. At the same time, the Company was able to pay off the remaining balance of its 10-year $1,260,000 revolving line of credit while retaining the ability to re-borrow under this facility in the future.

     During the first nine months of 2004, the Company's operating activities provided cash of $2,636,413, compared to a use of $399,001 in cash during the same period in 2003. These funds and a $294,826 reduction in cash balances provided the funding for the $493,618 reduction in short-term borrowings, the $1,212,750 repayment of the Company's long-term debt and the three dividend payments totaling $1,137,357 during the nine months ended September 30, 2004. Only $263,794 of funds was used for investing activities such as capital expenditures during the first nine months of 2004, compared to $1,806,866 during the same period in 2003. The Company has no material commitments outstanding for major capital expenditures during 2004. However, the Company plans to continue to pay cash dividends and may repurchase some of its shares in the future. The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs.

     The Company's cash balances decreased by $294,826 from an unusually high December 31, 2003, level of $698,808 to $403,982 on September 30, 2004, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

     The Company has a $5,000,000 working capital line of credit from a lender at an interest rate of 2.55% above the One Month London Interbank Offered Rate with a maturity date of February 28, 2005. The Company's actual borrowings at September 30, 2004, were only about 68% of its total availability under its working capital line of credit due to the significant cash flow generated from its operations. Additionally, the Company currently also has unused borrowing availability of $1,160,250 under its 10-year revolving line of credit secured by the Company's warehouse and office building.

Item 3. Controls and Procedures

     As indicated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's first quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


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

     (b)  Reports on Form 8-K.

     SEC Form 8-K was filed on September 29, 2004, by the Company announcing an entry into a material definitive agreement with the U.S. Army for the delivery of up to 2,520 hydraulic winch/bumper assemblies valued at $6,458,760.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

MILE MARKER INTERNATIONAL, INC.
-------------------------------
        (Issuer)



       11/01/04                                       /s/ Richard E. Aho
-------------------------                   ------------------------------------
        (Date)                                  Richard E. Aho, President and
                                                   Chief Executive Officer

       11/01/04                                      /s/ Alvin A. Hirsch
-------------------------                   ------------------------------------
        (Date)                              Alvin A. Hirsch, Secretary/Treasurer
                                                 and Chief Financial Officer
                                                Principal Accounting Officer