Form 10KSB
period 2004-12-31
MILE MARKER INTERNATIONAL INC
filed 2005-02-23
CIK 930121

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
         For the Fiscal Year ended December 31, 2004

( ) Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
         For the transition period from ______  to  _______

         Commission file   Number 0-26150

                         MILE MARKER INTERNATIONAL, INC.
                         -------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)


            Florida                                        11-2128469
            -------                                        ----------
(State or other jurisdiction                       IRS Employer Identification
of incorporation or organization)                            Number


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

Yes __X__           No ____

Indicate by check mark if no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this From 10-KSB.
[   ]

State Registrant's revenues for its most recent fiscal year:  $ 23,336,084

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 18, 2005: $ 18,166,372

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of February 18, 2005, was 10,014,272 shares.


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

     o    Ability to attract and retain qualified personnel.

     o Ability to develop and introduce new or enhanced versions of the Company's products.


                              FORWARD-LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: When used in this Annual Report on Form 10-KSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," " will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                         MILE MARKER INTERNATIONAL, INC.
                              Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2004


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

                                                                                   Page
Item 1.       Description of Business ............................................  5
Item 2.       Description of Property ............................................  7
Item 3.       Legal Proceedings  .................................................  8
Item 4.       Submission of Matters to a Vote of Security Holders  ...............  8

                                     PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and Small
                   Business Issuer Purchases of Equity Securities ................  8
Item 6.       Management's Discussion and Analysis or Plan of Operation .......... 10
Item 7.       Financial Statements ............................................... 13
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ..................................... 13
Item 8A.      Controls and Procedures  ........................................... 13

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act ............. 14
Item 10.      Executive Compensation  ............................................ 16
Item 11.      Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters ............................... 17
Item 12.      Certain Relationships and Related Transactions ..................... 19

                                     PART IV

Item 13.      Exhibits ........................................................... 19
Item 14.      Principal Accountant Fees and Services ............................. 20
Signatures    .................................................................... 21


Item 1.   Description of Business

Form, Organization and Changes
------------------------------
Mile Marker International, Inc. (the "Company"), was organized as a New
York corporation on August 15, 1960, under the name Nylo-Thane Plastics, Inc. On January 19, 1982, the Company's name was changed to Olan Laboratories International, Inc., and on December 28, 1993, the Company's name was changed to Mile Marker International, Inc. From January 9, 1982 to December 28, 1993, the Company conducted business operations through a wholly-owned subsidiary, Olan Laboratories, Inc.

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

Principal Products
------------------
The Company, through its Mile Marker subsidiary, is a distributor of specialized vehicle parts primarily for the 4-wheel drive recreational/utility/military vehicle markets. Mile Marker and a predecessor company have been in business for over 23 years under the management of Mile Marker's founder, Chairman and Chief Executive Officer, Richard E. Aho. Mile Marker's unique patented line of hydraulic winches uses a vehicle's power steering pump as its source of energy. The Company's hydraulic winches are used extensively by the U.S. military on its new and retrofitted Humvees. In 2002, the Company added to its product line electric-powered winches, which represent an increasing proportion of the Company's revenues. The Company is also one of three nationally recognized suppliers of wheel locking hubs.

Winches
-------

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

Hubs
----
Hub products have been marketed under the "Mile Marker" trade name since
1986. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. Mile Marker's hub products include a patented locking wheel hub for four-wheel drive vehicles that locks a four-wheel drive vehicle's front axles to insure four-wheel drive. In addition to its own patented hubs, Mile Marker has bought the well-known line of Selectro@ hubs for trucks. Mile Marker's hubs are manufactured by its subcontractors in Taiwan and in the United States and tested and assembled as necessary in Pompano Beach, Florida.

Manufacturing
-------------
Neither the Company nor its Mile Marker, Inc., subsidiary manufactures its own products. Product components are sourced on a quality and price basis in the United States and in several Asian countries. Each component is manufactured to the Company's standards and specifications pursuant to a separate purchase order on negotiated terms, which may vary with each purchase order based on general market conditions, availability of manufacturing capacity and the Company's time requirements. The Company is not dependent upon any single manufacturer and would not be adversely affected if it were unable to continue business with any of its existing manufacturers.

Customers
---------
During 2004 and 2003, sales to the Company's top five customers amounted to approximately 81% and 72% of total sales, respectively. The Company sells an increasing volume of its hydraulic winch/bumper assemblies to the original equipment manufacturer of military Humvees under multiple ongoing purchase orders. In addition, during 2004 and 2003, the Company delivered 3,249 and 1,534 hydraulic winch/bumper assemblies for the replacement of existing electric winches on military Humvees under several contracts from the United States Army Tank-Automotive and Armaments Command. Company sales under these military contracts had total sales values of $8,868,961 and $4,846,260 during 2004 and 2003, respectively.

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

Mile Marker's major winch competitors are Warn, Ramsey and Superwinch - none of which currently has a hydraulic winch similar to the patented MileMarker winch designed around a power steering pump. The total winch sales for all three of the Company's major competitors are estimated at approximately $250 million a year. Warn is the Company's largest competitor in the winch market, and possesses a well-established brand name. In October of 2003, Warn was acquired by Dover Corporation. Warn's market emphasis appears to be on the OEM industrial market. Ramsey is the Company's second largest competitor in the winch market. Ramsey's market emphasis appears to be on commercial tow vehicle applications. Superwinch, Inc. is considered by the Company to be the smallest competitor and concentrates on mass- marketing smaller, low-cost winches.

Management and Personnel
------------------------
The Company's Mile Marker subsidiary employees include the President/Chief Executive Officer, the Secretary/Treasurer/CFO, an Executive Vice President and a Vice President. Mile Marker has a total of forty-seven employees, most of which are employed at the Company's Pompano Beach, Florida, office. No employees belong to any union. The Company also uses various independent sales representatives, temporary employees and independent contractors to supplement its salaried and hourly employees.

Item 2.  Description of Property

On January 27, 2003, the Company purchased a 25,000 square foot warehouse and office building in Pompano Beach, Florida for $1,575,000 to which the Company relocated in May of 2003. The Company also leases approximately 15,750 square feet of warehouse and office space in Pompano Beach, Florida, under long-term leases through June 2008 at a current monthly rent of $12,100. Approximately 9,500 of this leased space has been sublet to other parties under long term leases for approximately $7,390 per month. The Company also leases a 3,500 square foot warehouse in Kalama, Washington, for $1,354 a month on a month to month basis. On March 1, 2005, the Company will commence leasing a 20,000 square foot warehouse in Kalama for approximately $7,700 a month.

Item 3.   Legal Proceedings

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2004 to a vote of security holders, through a solicitation or proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMRK. During 2004 and 2003, both bid and ask quotations have appeared regularly on the OTC Bulletin Board. The following bid quotations have been reported on Yahoo Finance for the period beginning January 1, 2003, and ending December 31, 2004, for the Company's stock:

                                          High              Low
Quarter Ended March 31, 2003             $0.95             $0.65
Quarter Ended June 30, 2003              $0.92             $0.62
Quarter Ended September 30, 2003         $2.00             $0.20
Quarter Ended December 31, 2003          $2.50             $1.08
Quarter Ended March 31, 2004             $2.60             $1.11
Quarter Ended June 30, 2004              $3.65             $1.90
Quarter Ended September 30, 2004         $4.00             $2.95
Quarter Ended December 31, 2004          $3.85             $2.05

Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company understands that several member firms of the NASD are currently acting as market makers for the Company's common stock. However, the trading volume for the Company's common stock is still relatively limited. There is no assurance that an active trading market will continue to provide adequate liquidity for the Company's existing shareholders or for persons who may acquire the Company's common stock through the exercise of stock options.

As of December 31, 2004, the Company had approximately 350 shareholders of record of the Company's common stock. However, a significant number of the shares of the Company's common stock are held in "street name" and are therefore held by several beneficial owners. The Company estimates that it has a total of approximately 700 beneficial shareholders.

During 2004 and 2003, the Company purchased 34,000 and 428,470 of its common shares at a cost of $112,540 and $519,600, respectively. The following table itemizes the shares purchased by the Company in 2004 and 2003:

Small Business Issuer Purchases of Equity Securities
----------------------------------------------------

                                                               Total               Maximum Number
                                                               Number
                     Total              Average              of Publicly           of Shares that
                    Number            Price Paid             Announced                 May Yet
   Period          of Shares           Per Share          Shares Purchased           be Purchased
-------------- ------------------ -------------------- ----------------------- ------------------------

       Jan-03            300,000         $0.85                 300,000                   34,430
       Apr-03             34,430         $1.00                      48                   34,382
       Jul-03              3,411         $0.67                   3,411                        0
       Dec-03            400,000         $1.24                 400,000                        0
       Nov-04             34,382         $3.31                  34,000                      382

As of December 31, 2004, there were 10,215,272 shares of the Company's common stock issued and 10,014,272 shares outstanding. Of those shares, 5,711,391 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not "affiliates" of the Company (as that term is defined in Securities and Exchange Commission Rule 144) may be sold without limitation under Rule 144(k). Shares held by affiliates and restricted shares held for more than one, but less than two, years may be sold pursuant and subject to the limitations of Rule 144. Based on the information available to it, the Company believes that on February 22, 2004, approximately 975,000 restricted shares could be sold without limitation, and approximately 5,674,000 shares held by affiliates (whether or not restricted) could be sold subject to Rule 144.

The Company paid cash dividends of $0.025 per share on its common stock on March 15, 2004, $0.04 on June 1, 2004, and $0.05 on August 2, 2004 and October 15, 2004. These payments represent a total of $0.165 in dividends for all of 2004, compared to $0.10 in 2003. The Company intends to continue to pay quarterly cash dividends at least at this rate in the future at the discretion of the Board of Directors of the Company, depending upon, among other things, increased earnings, the Company's capital requirements and its overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

On January 16, 2002, Company's Board of Directors approved a 2002 Stock
Plan to provide for stock options for employees and others. A total of 1,000,000 shares has been reserved for issuance under the Plan. This 2002 Stock Plan was approved by the Company's shareholders on January 8, 2003. During 2004, the Company issued 217,500 incentive stock options to employees, officers and directors exercisable from $3.15 to $3.47. During 2003, the Company issued 340,000 incentive stock options to employees, officers and directors exercisable from $0.91 to $1.22. All options were granted at the market prices or greater of the Company's common stock at the dates of the grants. All of the options expire in five years. Pursuant to SFAS 123, the pro forma after-tax expense of the options issued would have amounted to $115,951 in 2004 and $64,384 in 2003, if such expense had been recognized.


Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. The information that follows includes results for the fiscal years ended December 31, 2004 and 2003.

Results of Operations
---------------------

The following table summarizes the results of operations for the calendar years indicated:


                                          2004        2004          2003       2003
                                         Amount      Percent       Amount      Percent
                                    ------------------------- -------------------------

Sales                                   $23,336,084    100.0%     $13,238,315    100.0%
Cost of Sales                            12,333,860     52.9%       7,243,773     54.7%
                                    ------------------------- -------------------------
      Gross Profit                       11,002,224     47.1%       5,994,542     45.3%
Selling Expenses                          1,599,757      6.9%       1,111,297      8.5%
General & Administrative Expenses         3,703,381     15.8%       2,759,106     20.8%
                                    ------------------------- -------------------------
      Income from Operations              5,699,086     24.4%       2,124,139     16.0%
Interest Expense                           (150,778)    -0.6%        (113,681)    -0.8%
Other Income/(Expenses)                           0      0.0%           9,090      0.1%
                                    ------------------------- -------------------------
      Income Before Income Taxes          5,548,308     23.8%       2,019,548     15.3%
Income Taxes                             (1,995,579)    -8.6%        (703,121)    -5.4%
                                    ------------------------- -------------------------
      Net Income                         $3,552,729     15.2%      $1,316,427      9.9%
                                    ================          ================

The Company's total sales in 2004 increased by $10,097,769, or approximately 76%, from $13,238,315 in 2003 to $23,336,084 in 2004. Most of this increase was attributable to increases in two major product categories - original equipment manufacturer (OEM) winches and military winches. OEM sales increased by approximately $4.1 million and military winch sales increased by approximately $4 million. Commercial winches, including electric winches, increased by approximately $1.7 million, and hub sales increased by approximately $200,000 over the prior year.

While the Company has several significant contracts for replacement military winches, the Company's sales volume was, and continues to be, heavily influenced by the timing of military winch orders for the Company's unique patented winches. The Company's recent military sales volume is not sustainable in the near future without further military orders under its potential backlog of approximately $68 million under five multi-year contracts. During 2004, the Company delivered 3,249 military bumper/winch assemblies under these military contracts, compared to 1,534 in 2003. As the military completes the installation of the replacement winches that it has purchased from the Company, significant new military replacement winch orders are anticipated.

The Company's gross margins on its sales increased from 45.3% in 2003 to 47.1% in 2004, due to changes in the product mix and some economies of scale. Selling costs increased by $488,460, or approximately 44%, from $1,111,297 in 2003 to $1,599,757 in 2004, principally due to higher sales commissions and higher advertising and promotion costs related to the promotion of the Company's new winch product lines.

General and administrative expenses of the Company increased by $944,275, or about 34%, from $2,759,106 in 2003 to $3,703,381 in 2004, but decreased as a percentage of sales from 20.8% in 2003 to 15.8% in 2004. Most of this increase was due to higher personnel costs related to the fulfillment of military orders and to aggressively market the Company's hydraulic and electric winches to the commercial markets. Salaries and wages increased by approximately $584,000, or about 36%, from $1,622,698 in 2003 to $2,207,001 in 2004. Insurance expenses increased by $112,516, or about 46%, from $245,071 in 2003 to $357,587 in 2004 due to higher employee health insurance for more employees as well as higher insurable values. Professional fees increased by $73,259, or about 32%, from $228,291 in 2003 to $301,550 in 2004 as the Company utilized more marketing consulting services and incurred greater legal costs for litigation and SEC compliance. An increase of $45,942 in depreciation and amortization was due to higher capital expenditures, principally for vehicles and computer software.

The Company's 2004 income from operations of $5,699,086 was $3,574,947, or approximately 168%, more than the $2,124,139 income from operations in 2003. This increase in income from operations was primarily due to the 76% higher sales volume in 2004, a 44% increase in selling expenses and a 34% increase in general and administrative expenses, which created positive operating leverage. Interest expenses were $150,778 in 2004 compared to $113,681 in 2003, reflecting higher borrowings to finance the Company's increased inventory. Income before taxes in 2004 totaled $5,548,308, or $3,528,760 more than the $2,019,548 of income before taxes in 2003.

The Company's 2004 net income after taxes increased by $2,236,302, or approximately 170%, from $1,316,427 in 2003 to $3,552,729 in 2004. Income taxes increased by $1,292,458 from $703,121 in 2003 to $1,995,579 in 2004. In 2004, the Company's basic and fully diluted earnings per common share were $0.36 compared to $0.13 per share in 2003 based on 9,932,492 average number of fully diluted shares outstanding in 2004 and 10,168,868 average number of fully diluted shares outstanding in 2003.

Liquidity and Capital Resources
-------------------------------

The Company currently has a $7,000,000 working capital line of credit from a lender at an interest rate of 2.40% above the One Month London Interbank Offered Rate. On February 17, 2005, the Company's lender increased the amount and extended the maturity date of this working capital line of credit to April 30, 2007. In addition, this lender has also provided the Company with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building that was fully repaid in June of 2004, but it remains available for new borrowings on a declining balance basis.

The Company's credit facilities are secured by substantially all of the Company's assets and contain certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth and the maintenance of certain fixed charge coverage ratios. The Company was in compliance with all such covenants during 2004.

At December 31, 2004, the Company had working capital of $2,869,455 compared to $2,190,405 at December 31, 2003. The Company's current ratio increased to 1.46 on December 31, 2004, from 1.42 on December 31, 2003. During 2004, the Company's current assets increased by $1,658,883, from $7,386,704 on December 31, 2003, to $9,045,587 on December 31, 2004. $1,290,962 of this increase was due to increased inventory, primarily military winch parts, and $646,339 represented increased accounts receivable at year-end that were collected in January of 2005. These increases were offset by a decrease of $364,600 in cash balances at year end 2004.

The Company's current liabilities increased by $979,833 to $6,176,132 at December 31, 2004, compared to $5,196,299 at December 31, 2003. The Company's short-term borrowings under its line of credit decreased by $179,350 to $3,764,689 from the December 31, 2003, level of $3,944,039. However, income taxes payable increased by $1,087,094 in the same period from $194,408 at December 31, 2003 to $1,281,502 at December 31, 2004. The Company also fully repaid the $1,260,000 of long-term debt borrowed to finance the purchase of its warehouse/office building.

The Company's shareholders' equity increased by $2,034,199, from $3,155,499 on December 31, 2003, to $5,189,698 on December 31, 2004. This increase occurred despite a capital reduction of $1,639,770 for cash dividends paid to shareholders and the purchase of the Company's stock for $112,540. Capital was increased in 2004 from the $3,552,729 of net income earned in 2004 and the $233,780 proceeds received from the exercise of stock options.

The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs. During 2004, the Company invested approximately $464,000 in capital expenditures, primarily vehicles and computer software. The Company has no material commitments outstanding for major capital expenditures during 2005, but the Company may purchase more of its shares, as it has done in 2003 and 2004.

The Company's cash balances decreased by $364,600 from the December 31, 2003, level of $698,808 to $334,208 on December 31, 2004. However, these cash balances are not indicative of the Company's true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid. Included in the Company's outstanding note balance at December 31, 2003 was $422,666 of outstanding checks issued, compared to none in 2004.

The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic borrowings from its working capital line of credit. As the Company's revenue growth continues, particularly if it receives substantial additional military contracts, the Company will fund its working capital needs primarily from its operations and secondarily from its line of credit. During 2004, the Company's operating activities generated $3,066,680 in cash which was used primarily to pay cash dividends totaling $1,639,770 and to repay long term debt totaling $1,149,750.

Item 7.    Financial Statements

The following is an index to the Financial Statements of the Company being filed herewith commencing at page F-1:

 Report of Independent Certified Public Accountants .........      F-1
 Consolidated Balance Sheets - December 31, 2004
     and 2003 ...............................................      F-2
 Consolidated Statements of Income - Years Ended
    December 31, 2004 and 2003 ..............................      F-3
 Consolidated Statements of Shareholders' Equity - Years
    Ended December 31, 2004 and 2003  .......................      F-4
 Consolidated Statements of Cash Flows - Years Ended
    December 31, 2004 and 2003  .............................      F-5
 Notes to Consolidated Financial Statements  ................   F-6 - F-17


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

During 2004, the Company's Board of Directors took several steps to enhance the Company's system of internal controls: the Company's computer system was converted to the SAP Business One Enterprise Resource Planning System, an Audit Steering Committee was formed and an internal auditor was hired.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As of December 31, 2004, the Executive Officers and Directors of the
Company were:

          Name                   Age                          Position
          ----                   ---                          --------
    Richard E. Aho               60                    Chairman, President,
                                                       Chief Executive Officer,
                                                       Director
     Drew V. Aho                 38                    Executive Vice President,
                                                       Chief Operating Officer,
                                                       Director
     Alvin A. Hirsch             60                    Secretary, Treasurer,
                                                       Chief Financial Officer
     Leslie J. Aho               48                    Director
     George R. Shelley           74                    Director

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

Alvin A. Hirsch joined the Company as Secretary, Treasurer and Chief
Financial Officer on December 1, 2001. Mr. Hirsch has been the President of Hirsch & Company, Inc., a management consulting firm, since 1986. Mr. Hirsch has also served as Chief Operating Officer, Chief Financial Officer, Secretary or Treasurer of several public and private companies during the past 22 years. He served as a Vice President of Bankers Trust Company and the Managing Director of Bankers Trust Australia from 1970 to 1983. Mr. Hirsch also serves a member of the Board of Directors of Automated Health Technologies, Inc. and the Chairman of its Compensation Committee.

Leslie J. Aho has worked for the Company since its inception and became Secretary, Treasurer and a Director of the Company in 1993. Until September 2001, she was the officer responsible for the Company's production planning, assembly, warehousing, shipping and human resources management. In March 2004, Ms. Aho re-joined the Company as its Production Manager. Ms. Aho is the former wife of Richard Aho.

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

The Company's entire Board of Directors acts as the Audit Committee. The Board of Directors of the Company has determined that the cost of having a financial expert on its Board of Directors is uneconomical, given the size of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 2004 and 2003, the Company believes that the officers and directors of the Company did not file Form 4's when stock options were granted to them on June 27, 2003. All officers and directors filed a Form 5 on February 4, 2004, for these 2003 transactions. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with Section 16(a).

Code of Ethics
--------------

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy of the Company's Code of Ethics may be obtained from the Company, without charge, by written request to the Chief Financial Officer at the Company's address.

Item  10.  Executive Compensation
---------------------------------

The following table and notes present for the three years ended December
31, 2004, all compensation paid by the Company to all executive officers whose total compensation exceeded $100,000 in any of the years ended December 31:



Summary Compensation Table
--------------------------
                                   ANNUAL COMPENSATION                         LONG TERM
                            --------------------------------------------       -------------
Name and                    Fiscal                        Other Annual         Stock Options
Principal Position           Year    Salary      Bonus    Compensation            Awarded
------------------------------------------------------------------------       -------------

Richard E. Aho                2004   $213,846    $80,000        $12,000     (1)      75,000
President and Chief           2003   $203,846    $40,000         $3,600     (1)     100,000
Executive Officer             2002   $184,000    $25,000        $23,048 (1) (2)

Drew V. Aho                   2004   $138,000    $50,000        $13,200 (1) (3)      35,000
Executive Vice President      2003   $110,015    $25,000         $9,600 (1) (3)      50,000
and Chief Operating Officer

Alvin A. Hirsch               2004   $128,308    $30,000         $6,000     (3)      25,000
Secretary, Treasurer and      2003   $122,308    $15,000              -              30,000
Chief Financial Officer

     (1)  - Directors Fees
     (2)  - Share Assignment Fee
     (3)  - Automobile Allowance

On November 1, 2004, the Company executed three-year Executive Employment Agreements with its President/CEO for an annual salary of $280,000, its Executive Vice President/COO for an annual salary of $168,000 and its Secretary/ Treasurer/CFO for an annual salary of $168,000.



Option/SAR Grants in 2004
-------------------------
                                         Individual Grants
---------------------------------------------------------------------------------------------
                      Number of Securities   % of Total Options/
       Name of         Underlying Options/     SARs Granted to    Exercise Price  Expiration
  Executive Officer       SARs Granted        Employees in 2004   ($ per Share)      Date
---------------------------------------------------------------------------------------------

Richard E. Aho                       75,000                34.48%          $3.47   6/21/2009

Drew V. Aho                          35,000                16.09%          $3.15   6/21/2009

Alvin A. Hirsch                      25,000                11.49%          $3.15   6/21/2009



Aggregate Options Exercised in Fiscal Year and Year-End Option Values
-----------------------------------------------------------------------------------------

    Name of         Number of       Value       Number of Shares      Value of In-the-
   Executive     Shares Acquired   Realized      for Unexercised      Money Unexercised
    Officer        on Exercise   on Exercise   Exercisable Options   Exercisable Options
-----------------------------------------------------------------------------------------

Richard E. Aho            75,000    $180,000                100,000              $94,750

Drew V. Aho               50,000    $124,500                 35,000              $22,750

Alvin A. Hirsch           30,000     $80,700                 25,000              $16,250

Each of the Company's four directors received directors' fees of $12,000 during 2004. One of the Company's directors also received $5,500 and $27,500 in consulting fees during 2004 and 2003, respectively, pursuant to a Consulting Agreement that is now terminated. The Company does not have a Compensation Committee. The Board of Directors determines the compensation of the Company's executive officers. All other compensation is determined by the Chief Executive Officer on the basis of the value of an employee or a contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration.


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

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group," as that term is defined in
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of December 31, 2004, the Company had issued 10,215,272 and had outstanding 10,014,272 shares of common stock.

     Name and Address                Number of              Percentage of
                                      Shares
     of  Common Stock              of  Common Stock          Common Stock
      Beneficial Owner              Beneficial Owned          Ownership
---------------------------------  --------------------  ----------------

Richard E. Aho (1)(2)(3)(4)              4,606,375                 44.78%
2121 Blount Road
Pompano Beach , FL  33069

Depository Trust Company                 3,020,992                 30.17%
7 Hanover Square
New York, NY  10004

Leslie J. Aho (1)(3)(4)(5)               1,648,750                 16.03%
2121 Blount Road
Pompano Beach , FL  33069

Ilona Ivanoff                              614,350                  5.97%
725 Kalama River Road
Kalama, WA  98625

George R. Shelley (1)(4)                   610,000                  5.93%
1412 S.W. 13th Court
Pompano Beach, FL  33069

Drew V. Aho (1)(2)(4)(6)(7)                290,000                  2.82%
2121 Blount Road
Pompano Beach, FL  33069

Alvin A. Hirsch (2)(4)                     126,304                  1.23%
2121 Blount Road
Pompano Beach, FL  33069

All Executive Officers and               5,642,679                 54.85%
Directors as a Group (5 persons)


     (1)  Director

     (2)  Officer

     (3) Includes 1,638,750 shares owned by Leslie Aho, of which Richard Aho is the beneficial owner by virtue of a September 14, 2001 Shareholders Agreement.

     (4)  Includes Incentive Stock Options.

     (5)  Leslie J. Aho is the former wife of Richard E. Aho

     (6)  Drew V. Aho is the son of Richard E. Aho

     (7) Includes 50,000 shares held in trust for Mr. Aho's daughter but excludes 55,000 shares held by Mr. Aho's wife, in which he disclaims any beneficial ownership.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

On January 16, 2002, the Company's Board of Directors approved a 2002 Stock
Plan to provide for stock options for employees and others. This 2002 Stock Plan was approved by the Company's shareholders on January 8, 2003. Of the total of 607,500 options issued to date by the Company, 25,000 were exercised in 2003, 258,000 were exercised in 2004 and 272,500 were still outstanding as of December 31, 2004, as indicated below:

Equity Compensation Plan Information
--------------------------------------------
                       Number of Securities                        Number of Securities
                        to be Issued Upon      Weighted Average    Remaining Available
         Plan              Exercise of        Exercise Price of    For Future Issuance
       Category        Outstanding Options   Outstanding Options    Under Equity Plans
----------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by                   272,500                 $2.83               392,500
Security Holders

Equity Compensation
Plans Not Approved                        -                     -                     -
by Security Holders

Total                               272,500                 $2.83               392,500


Item 12.   Certain Relationships and Related Party Transactions

Until May of 2003, the Company had stored certain items of its inventory with a relative of the Company's President in Kalama, Washington. Rent of $1,980 was paid to this relative during 2003 on a month-to-month basis. This relative also received sales commissions totaling $75,454 and $53,476 during 2004 and 2003, respectively.



Item 13.  Exhibits

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange
Act:

Number                                  Description
------                                  -----------
2.1           Exchange of Stock Agreement between the Registrant
              and Olan Laboratories International, Inc. dated
              December 12, 1993  (1)
2.2           Agreement and Plan of Merger dated November 8, 2000  (1)
2.3           Articles of Merger dated November 8, 2000  (1)
3.1           Articles of Incorporation, as amended  (1)
3.2           By-Laws of MileMarker International, Inc. (1)
4.1           Form of Common Stock Certificate (1)
4.2 Registration Agreement between the Company and Pennsylvania Merchant Group, Ltd. (1)
10.1          Mile Marker International, Inc. 2002 Stock Plan (1)
10.2          Contract No. DAAE07-03-D-S057 dated July 10, 2003 (1)
14.0          Code of Ethics adopted February 12, 2004 (1)
21.0          Subsidiaries of the Registrant (1)
31.1          Section 302 Certificate of Chief Executive Officer (2)
31.2          Section 302 Certificate of Chief Financial Officer (2)
32.1          Section 906 Certificate of Chief Executive Officer (2)
32.2          Section 906 Certificate of Chief Financial Officer (2)
        (1)   Previously filed
        (2)   Filed herewith


Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services                       2004              2003
------------------------------------      ------------

Audit Fees                  $49,125           $37,200
Audit- Related Fees          $1,500                $0
Tax Fees                     $3,300            $5,000
All Other Fees               $3,350                $0
                        ------------      ------------
       Total Fees           $57,275           $42,200
                        ============      ============

                                   Signatures
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILE MARKER INTERNATIONAL, INC.

                                            /s/   Richard E. Aho
Dated:  February 22, 2005             By:  ___________________________
                                            Richard E. Aho, Chairman, President
                                            and Chief Executive Officer

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

 Signatures                        Titles                         Dates
 ----------                        ------                         -----

/s/ Richard E. Aho
_________________           President, Chairman,               February 22, 2005
     Richard E. Aho         Chief Executive Officer,
                            and Director
/s/ Drew V. Aho
__________________          Executive Vice President,          February 22, 2005
     Drew V. Aho            Chief Operating Officer
                            and Director

/s/ Leslie J. Aho
_________________           Director                           February 22, 2005
     Leslie J. Aho

/s/ George R. Shelley
__________________          Director                           February 22, 2005
     George R. Shelley

                                      BSS&S
                          CERTIFIED PUBLIC ACCOUNTANTS
                   1551 Sawgrass Corporate Parkway, Suite 130
                             Sunrise, Florida 33323
                   Telephone (954) 370-2727 Fax (954) 370-2776


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Shareholders of Mile Marker International, Inc.

We have audited the accompanying consolidated balance sheets of Mile Marker International, Inc. (a Florida corporation), and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mile Marker International, Inc. and Subsidiary as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Berenfeld Spritzer Shechter & Sheer

Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants

February 11, 2005
Sunrise, Florida



                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                               As of December 31,

ASSETS                                                                            2004       2003
                                                                              -----------------------
CURRENT ASSETS
  Cash                                                                           $334,208   $698,808
  Accounts Receivable, net of allowance for doubtful
    accounts of $20,000 and $18,000, respectively                               3,780,551  3,134,212
  Inventories                                                                   4,762,790  3,471,828
  Deferred Tax Asset                                                               57,988     39,476
  Prepaid Expenses                                                                110,050     42,380
                                                                              -----------------------
      Total Current Assets                                                      9,045,587  7,386,704

PROPERTY, PLANT AND EQUIPMENT, NET                                              2,273,640  2,014,841

INTANGIBLE ASSETS, NET                                                             79,453     86,371

OTHER ASSETS                                                                       73,063     72,006
                                                                              -----------------------
        Total Assets                                                          $11,471,743 $9,559,922
                                                                              =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                                               $3,764,689 $3,944,039
  Notes Payable - Current Portion                                                       -     63,000
  Accounts Payable                                                                867,277    843,886
  Income Taxes Payable                                                          1,281,502    194,408
  Accrued Liabilities                                                             262,664    150,966
                                                                              -----------------------
      Total Current Liabilities                                                 6,176,132  5,196,299

DEFERRED TAX LIABILITY                                                            105,913     58,374

LONG-TERM DEBT                                                                          -  1,149,750
                                                                              -----------------------
      Total Liabilities                                                         6,282,045  6,404,423
                                                                              -----------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
  authorized, 10,215,272 and 10,215,269 shares issued at
  December 31, 2004 and December 31, 2003, respectively.                           10,215     10,215
Additional Paid-in Capital                                                      1,118,388  1,190,028
Less Treasury Shares (201,000 and 425,000 Shares at Cost)                        (319,120)  (512,000)
Retained Earnings                                                               4,380,215  2,467,256
                                                                              -----------------------
      Total Shareholders' Equity                                                5,189,698  3,155,499

                                                                              -----------------------
Total Liabilities & Shareholders' Equity                                      $11,471,743 $9,559,922
                                                                              =======================

The accompanying notes are an integral part of these financial statements.

                                       F-2

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                            Years Ended December 31,

                                                                               2004        2003
                                                                           ------------------------

Sales                                                                      $23,336,084 $13,238,315
Cost of Sales                                                               12,333,860   7,243,773
                                                                           ------------------------
              Gross Profit                                                  11,002,224   5,994,542
                                                                           ------------------------

Selling Expenses                                                             1,599,757   1,111,297
                                                                           ------------------------

General and Administrative Expenses
   Salaries and Wages                                                        2,207,001   1,622,698
   Insurance Expenses                                                          357,587     245,071
   Professional Fees                                                           301,550     228,291
   Depreciation and Amortization                                               233,978     188,036
   Vehicle Expenses                                                             88,976      76,337
   Rent Expense                                                                 88,503      99,416
   Research & Development                                                       63,933      42,201
   Other Expenses                                                              361,853     257,056
                                                                           ------------------------
      Total General and Administrative Expenses                              3,703,381   2,759,106
                                                                           ------------------------
              Total Expenses                                                 5,303,138   3,870,403
                                                                           ------------------------

Income from Operations                                                       5,699,086   2,124,139
                                                                           ------------------------

Other Income (Expense)
       Interest Expense                                                       (150,778)   (113,681)
       Interest Income                                                               -       9,090
                                                                           ------------------------
                Total Other Income (Expense)                                  (150,778)   (104,591)

                                                                           ------------------------
Income before Provision for Income Taxes                                     5,548,308   2,019,548
Provision for Income Taxes                                                  (1,995,579)   (703,121)
                                                                           ------------------------
      Net Income                                                            $3,552,729  $1,316,427
                                                                           ========================

Per Share Data:
   Weighted Average Shares Outstanding - Basic                               9,905,290  10,156,531
   Weighted Average Shares Outstanding - Diluted                             9,932,492  10,168,868

  Earnings per Common Share - Basic                                              $0.36       $0.13
  Earnings per Common Share - Diluted                                            $0.36       $0.13

The accompanying notes are an integral part of these financial statements.

                                      F - 3

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2004 and 2003



                                               ADDITIONAL
                                COMMON SHARES    PAID IN    TREASURY SHARES    RETAINED     TOTAL
                              SHARES    AMOUNT   CAPITAL    SHARES    AMOUNT   EARNINGS    EQUITY
                            ------------------------------------------------------------------------

Balance December 31, 2002   10,268,799 $10,269  $1,233,634  (75,060) ($51,060)$2,169,532 $3,362,375

Purchase of Treasury Shares          -       -           - (428,470) (519,600)         -   (519,600)

Retirement of Treasury
 Shares                        (53,530)    (54)    (43,606)  53,530    43,660          -          -

Payment of Dividends                 -       -           -        -         - (1,018,703)(1,018,703)

Exercise of Stock Options            -       -           -   25,000    15,000          -     15,000
Net Income for Year 2003             -       -           -        -         -  1,316,427  1,316,427

                            ------------------------------------------------------------------------
Balance December 31, 2003   10,215,269  10,215   1,190,028 (425,000) (512,000) 2,467,256  3,155,499
Purchase of Treasury Shares          -       -           -  (34,000) (112,540)         -   (112,540)

Exercise of Stock Options            3       -     (71,640) 258,000   305,420          -    233,780

Payment of Dividends                 -       -           -        -         - (1,639,770)(1,639,770)

Net Income for Year 2004             -       -           -        -         -  3,552,729  3,552,729

                            ------------------------------------------------------------------------
Balance December 31, 2004   10,215,272 $10,215  $1,118,388 (201,000)($319,120)$4,380,215 $5,189,698
                            ========================================================================


The accompanying notes are an integral part of these financial statements.

                                               F - 4


                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                 2004         2003
                                                              ------------------------
OPERATING ACTIVITIES:
Net income                                                    $3,552,729   $1,316,427
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                  268,769      222,827
  Deferred income taxes                                           29,027       39,325
  Inventory obsolescence reserves                                 37,362       59,118
  Bad debt provisions                                             22,275       25,342
(Increase) decrease in:
    Accounts receivable                                         (668,613)  (2,137,633)
    Inventories                                               (1,328,324)    (369,574)
    Prepaid expenses                                             (67,670)       2,218
    Other receivables                                                  -      198,144
    Other assets                                                  (1,058)       7,616
(Decrease) increase in:
    Accounts payable                                              23,391      396,322
    Income taxes payable                                       1,087,094      145,700
    Accrued liabilities                                          111,698       80,507
                                                              ------------------------
Net cash provided by (used in) operating activities            3,066,680      (13,661)
INVESTING ACTIVITIES:
Additions to intangible assets                                   (56,539)     (69,490)
Deposits on building                                                   -       55,000
Acquisitions of property, plant and equipment                   (464,111)  (1,820,745)
                                                              ------------------------
Net cash (used in) investing activities                         (520,650)  (1,835,235)
FINANCING ACTIVITIES
(Repayment of)/proceeds from short term borrowing - net         (242,350)   2,756,389
Proceeds from common shares sold pursuant to options             233,780       15,000
Purchase and retirement of common stock                         (112,540)    (519,600)
Payment of dividends                                          (1,639,770)  (1,018,703)
Proceeds of long-term debt                                             -    1,260,000
Repayment of long-term debt                                   (1,149,750)     (47,250)
                                                              ------------------------
Net cash (used in) provided by financing activities           (2,910,630)   2,445,836

(Decrease)/Increase in Cash                                     (364,600)     596,940
Cash at Beginning of Period                                      698,808      101,868
Cash at End of Period                                           $334,208     $698,808
                                                              ========================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                     $145,296     $104,032
   Cash paid during the period for income taxes                 $878,000     $516,954

The accompanying notes are an integral part of these financial statements.

                                      F - 5

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

1. Summary of Significant Accounting Policies

    a.  Basis of Presentation

The consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiary, Mile Marker, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

    b.  Organization and Business

Mile Marker International, Inc., through its wholly-owned operating subsidiary, Mile Marker Inc., is a distributor of an innovative line of hydraulic winches used by the U.S. military, owners of sport utility vehicles and light trucks, and a line of hubs, which are components in four-wheel drive automobile transmission systems. The Company is one of three nationally-recognized suppliers of "Wheel Locking Hubs" as well as other accessory items. In 2002, the Company commenced marketing and distributing electric winches to its commercial customers. The Company's customer base is located throughout the United States and many foreign countries.

     c.   Revenue Recognition

The Company recognizes revenue when the economic risk for the goods is passed to the buyers, which is usually at the time of shipping, net of sales returns and trade discounts.

     d.  Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are reduced due to the diversity of the Company's customers and the addition of credit insurance starting in 2004 for most domestic and foreign customers. Trade receivables from the U.S. Government and two large privately-held customers are not fully covered by the credit insurance. The Company conducts ongoing credit evaluations of its customers but does not require collateral or other security from most customers. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are included in the allowances for anticipated losses in the periods in which the recoveries are made.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

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

     f.  Property, Plant and Equipment

Property, plant and equipment is stated at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, usually five years. Expenditures for repairs and maintenance are charged to operations as incurred, and additions and improvements that extend the lives of the assets are capitalized. Any gain or loss on disposition of assets is recognized currently.

      g.  Intangible Assets

The cost of patents is being amortized on a straight line basis over their expected lives, generally 13 to 21 years. Deferred financing charges incurred in connection with the Company's credit agreement (see Note 5) with the Company's lender are being amortized over the life of the credit facility, as extended.

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

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

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

       m..  Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $342,000 in 2004 and $309,000 in 2003.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

Summary of Significant Accounting Policies (Continued)

     n.   Research and Development Costs

Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured. These costs primarily consist of development materials and supplies directly related to the research and development of new technology and products. Research and development costs for the years ended December 31, 2004 and 2003 amounted to approximately $64,000 and $42,000, respectively.

     o.   Recent Pronouncements in Accounting Standards

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for all financial instruments after June 15, 2003. Since the Company has no such financial instruments, Statement No. 145 is not expected to materially affect the Company's financial statements.

In January 2003, the Financial Accounting Standards Board issued
Interpretations No. 46, "Consolidation of Variable Interest Entities" which addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). The Company does not have any variable interest entities as defined by FIN No. 46.

In December 2004, the Financial Accounting Standards Board issued SFAS No.
123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation", supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. The Company has not yet determined which methodology it will adopt but believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 7 pursuant to the disclosure requirements of SFAS No. 148.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements Years
                        Ended December 31, 2004 and 2003

Summary of Significant Accounting Policies (Continued)

      p.  Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements and related footnotes to conform to the current year's presentation.

2.  Property, Plant and Equipment

Property, plant and equipment consist of the following:



                                                 2004           2003
                                      -------------------------------
Building & Leasehold Improvements          $1,722,623     $1,654,756
Molds, Dies & Tooling                      $1,071,480     $1,026,505
Autos, Trucks & Forklifts                    $365,256       $194,077
Office & Computer Equipment                  $424,789       $244,699
                                      -------------------------------
                                           $3,584,148     $3,120,037
Less Accumulated Depreciation             ($1,310,508)   ($1,105,196)
                                      -------------------------------
                                           $2,273,640     $2,014,841
                                      ===============================


Depreciation expense was approximately $205,000 in 2004 and $168,000 in 2003.


3.    Intangible Assets

Intangible assets consist of the following:

                                          2004         2003
                                 ---------------------------
Patents                               $162,512     $155,972
Less Accumulated Amortization        ($111,163)    ($98,484)
Deferred Financing Costs               $74,459      $64,459
Less Accumulated Amortization         ($46,355)    ($35,576)
                                 ---------------------------
                                       $79,453      $86,371
                                 ===========================


Amortization expense was approximately $63,000 in 2004 and $55,000 in 2003. Estimated amortization expense for each of the ensuing years through December 31, 2008 is estimated at approximately $60,000 per year.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

4.     Other Assets

Other assets consist of the following:


                                       2004       2003
                                 ----------------------
Security Deposits                    $8,063    $12,006
Other Deposits                      $65,000    $60,000
                                 ----------------------
         Total                      $73,063    $72,006


5.   Notes Payable

Notes payable consist of the following:
                                                2004           2003
Note payable - line of credit under       ------------------------------
revolving credit agreement, interest
at 30-Day LIBOR plus 2.55%, secured
by all assets of the Company                  $3,764,689     $3,944,039

Note payable - 10-year reducing revolver
term loan, interest at 30-Day LIBOR plus
2.55%, secured by real property of the
Company, due in 2013; monthly principal
payments of $ 5,250.                                  $0     $1,212,750
                                          ------------------------------
                                              $3,764,689     $5,156,789
Less Amounts due Within One Year             ($3,764,689)   ($4,007,039)
                                          ------------------------------
Amount Due after One Year                             $0     $1,149,750
Schedule of Long Term Debt:
         Amount Due in 2004                           $0        $63,000
         Amount Due in 2005                           $0        $63,000
         Amount Due in 2006                           $0        $63,000
         Amount Due in 2007                           $0        $63,000
         Amount Due Thereafter                        $0       $960,750

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

5.   Notes Payable (Continued)

The Company currently has a $7,000,000 working capital line of credit from a lender at an interest rate of 2.40% above the One Month London Interbank Offered Rate. Included in the outstanding note balance at December 31, 2003 was $422,666 of outstanding checks. The Company maintains a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

On February 17, 2005, the Company's lender extended the maturity date of this working capital line of credit to April 30, 2007. On February 6, 2003, the Company's lender supplemented the Company's working capital line of credit with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building. This line was fully repaid in June of 2004, but it remains available for borrowings on a declining balance basis.

These credit facilities are secured by substantially all of the Company's assets and contain certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth and the maintenance of certain fixed charge coverage ratios. The Company was in compliance with all such covenants during 2004.

6.   Income Taxes

The Company's provision for income taxes for the years ended December 31 was comprised of the following:


                                                  2004        2003
                                          -------------------------
Currently payable:
     Federal                                $1,710,084    $574,568
     State                                    $256,468     $89,227
                                          -------------------------
                                            $1,966,552    $663,795
Deferred                                       $29,027     $39,326
                                          -------------------------
                                            $1,995,579    $703,121
                                          =========================

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

6.     Income Taxes (Continued)

The Company's deferred tax asset and the deferred tax liability consisted of the following:



                                                     2004        2003
                                                -------------------------
Deferred Tax Asset:
Allowances for inventory, bad debts, warranty        $57,988     $39,476
Less valuation allowances                                 $0          $0
                                                -------------------------
     Net Deferrred Tax Asset                         $57,988     $39,476
                                                =========================

                                                -------------------------
Deferred Tax Liability                              $105,913     $58,374
                                                =========================

A reconciliation of income tax at the statutory rates to the Company's effective tax rates was as follows:


                                              2004
                                          -------------
Federal income tax at statutory rate        $1,886,425        34.0%
Effect of  state  rate                        $199,739         3.6%
Various book/tax timing differences           ($90,585)       -2.8%
                                          -------------------------
                                            $1,995,579        34.8%


7.  Common Stock and Stock Options

During 2004 and 2003, the Company purchased 34,000 and 428,470 of its common shares at a cost of $112,540 and $519,600, respectively. At December 31, 2004, 201,000 of the purchased shares were held by the Company as treasury shares.

On January 16, 2002, the Company's Board of Directors adopted the 2002
Stock Plan. This 2002 Stock Plan was approved by the Company's shareholders on January 8, 2003. Under the Plan, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less than 100% of the fair market value of the stock on the date the option is granted. The maximum term of the options cannot exceed five years. A total of 1,000,000 shares has been reserved for issuance under the 2002 Stock Plan.

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

7.  Common Stock and Stock Options (Continued)

During the year ended December 31, 2004, the Company issued 217,500 incentive stock options to directors and employees. The options were issued at exercise prices at least 100% of the fair market value of the Company's common stock at the date of the grant. All of the options expire in five years.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured at the intrinsic value, which is the excess of the market price of the Company's common stock at the date of grant over the amount the recipient must pay to acquire the common stock. Additionally, Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for employee stock options has been determined in accordance with the fair value based method prescribed by SFAS 123. The per share weighted average fair value of stock options granted during 2004 was $3.28 on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: volatility of 48.6%; expected dividend yield of 6.58%; risk free interest rate of approximately 3.6%; and an expected life of 5 years. The option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, valuation models require input of highly subjective assumptions, including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimates, the actual results can vary significantly from estimated results.

Under the accounting provisions of SFAS 123, the Company's 2004 and 2003 net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                2004             2003
                                      --------------------------------
Reported Net Income                       $3,552,729       $1,316,427
Pro Forma Net Income                      $3,436,778       $1,252,043
Earnings Per Share:
Basic - As Reported                            $0.36            $0.13
Basic - Pro Forma                              $0.35            $0.12
Diluted - As Reported                          $0.36            $0.13
Diluted - Pro Forma                            $0.35            $0.12

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

7.  Common Stock and Stock Options (Continued)

Stock option activity for the years ended December 2004 and 2003 was as follows:

                                          Number       Weighted Avg.
                                         of Shares    Exercise Price
                                      --------------------------------
Balance, January 1, 2003                      50,000            $0.60
    Options granted                          340,000            $0.97
    Options exercised                        (25,000)           $0.60
    Options forfeited/expired                      0
                                      ---------------
Balance December 31, 2003                    365,000            $0.94
    Options granted                          217,500            $3.28
    Options exercised                       (258,000)           $0.91
    Options forfeited/expired                (52,000)           $0.95
                                      ---------------
Balance December 31, 2004                    272,500            $2.83


Stock options outstanding and exercisable at December 31, 2004 were as follows:

          Stock Options Outstanding             Stock Options Exercisable
          -------------------------            ----------------------------
                        Weighted     Weighted                  Weighted
 Range of    Shares      Average     Average      Shares        Average
 Exercise Outstanding   Exercise    Remaining   Outstanding    Exercise
  Prices                  Price        Life                      Price
---------------------------------------------------------------------------

    $0.91       5,000        $0.91  42 months         5,000          $0.91
    $1.00      25,000        $1.00  42 months        25,000          $1.00
    $1.22      25,000        $1.22  47 months        25,000          $1.22
    $3.15     132,500        $3.15  54 months       132,500          $3.15
    $3.47      85,000        $3.47  54 months        85,000          $3.47


Options granted during the year at exercise prices which equaled or exceeded market values of stock at the dates of grant:

                                                 Per Share
   Weighted average exercise price    $713,400         $3.28
   Weighted average fair value        $685,125         $3.15

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

8.  Related Party Transactions

Each of the Company's four directors received directors' fees of $12,000 during 2004 and $3,600 during 2003. One of the Company's directors also received $5,500 and $27,500 in consulting fees during 2004 and 2003 pursuant to a Consulting Agreement that has since terminated.

Until May of 2003, the Company had stored certain inventory with a relative of the Company's President in Kalama, Washington. Rent of $1,980 was paid to this relative during 2003 on a month-to-month basis. This relative also received sales commissions totaling $75,454 during 2004 and $53,476 during 2003.


9.   Commitments and Contingencies

Legal
-----

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's results of operations or financial condition.

Leases
------

The Company leases its office and warehouse facilities under non-cancelable operating leases through 2008. Rent expense for the years ended December 31, 2004 and 2003 was approximately $88,503 and $99,416, respectively. The Company also has several operating leases for office equipment through 2005.

At December 31, 2004, future minimum lease payments were as follows:

                        Gross               Sublet              Net
                       Payments             Receipts          Payments
             ---------------------------------------------------------

    2005                $148,836             ($90,783)        $58,053
    2006                $152,057             ($72,782)        $79,275
    2007                $154,129             ($59,562)        $94,567
    2008                 $78,772             ($30,579)        $48,193
             ---------------------------------------------------------
   TOTAL                $533,794            ($253,706)       $280,088

                 MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

9.   Commitments and Contingencies (Continued)

Employment Agreements
---------------------

In November 2004, the Company entered into three-year Executive Employment Agreements with its three executive officers. These agreements expire in October 2007 and are renewable for one-year term extensions. The future liabilities for all employment agreements of the Company are as follows:

            2005                               $737,667
            2006                               $676,000
            2007                               $520,833

10.  Industry Segment and Operations by Geographic Areas

The Company operates predominantly in one industry segment - that being the production, distribution and marketing of winches and 4-wheel drive hubs and coupling devices. During 2004 and 2003, sales to the top five customers amounted to approximately 81% and 72% of total sales, respectively.

The Company operates worldwide, but primarily in North America and Europe. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Foreign revenues, foreign operating income and foreign identifiable assets were approximately $831,000, $203,000 and $134,000, respectively, in 2004, and approximately $512,000, $82,000 and $238,000, respectively, in 2003. All transactions are recorded in U.S. Dollars. The Company has assets and some major suppliers in Taiwan and the People's Republic of China. These economies have been affected by the economic and political factors associated with many of the countries in the Asia region. The Company's management is unable to quantify the effects of such factors on the Company's operations.