Form 10QSB
period 2005-03-31
MILE MARKER INTERNATIONAL INC
filed 2005-05-09
CIK 930121

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                           Commission file
       March 31, 2005                                     Number 0-26150


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

                               Yes __X___ No _____



                      APPLICABLE ONLY TO CORPORATE ISSUERS

On April 15, 2005, the Registrant had outstanding 10,024,272 shares of common stock, $.001 par value.

                              MILE MARKER INTERNATIONAL, INC.

                                      INDEX

Page No.
PART  I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets, March 31, 2005,
                    and December 31, 2004  ...........................................       4

                    Condensed Consolidated Statements of Income, three months
                    ended March 31, 2005, and March 31, 2004   .......................       5

                    Condensed Consolidated Statements of Cash Flows, three
                    months ended March 31, 2005, and March 31, 2004  .................       6

                    Notes to Condensed Consolidated Financial Statements  ............       7

Item  2.   Management's Discussion and Analysis or Plan of Operation ..................   8-10

Item 3.    Controls and Procedures ....................................................    11


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings .........................................................      11

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................      11

Item 3.    Defaults Upon Senior Securities ...........................................      11

Item 4.    Submission of Matters to a Vote of Security Holders .......................      11

Item 5.    Other Information .........................................................      11

Item 6.    Exhibits ..................................................................      12

SIGNATURES ...........................................................................      13

CERTIFICATIONS  ......................................................................   14-19

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

                             FORWARD-LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," " will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF MILE MARKER INTERNATIONAL, INC.




                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004

                                    UNAUDITED

                                                                    March 31,    December 31,
ASSETS                                                                 2005          2004
                                                                  ----------------------------
CURRENT ASSETS

  Cash                                                            $    119,889    $    334,208
  Accounts Receivable, net of allowance for doubtful
    accounts of $34,000 and $20,000, respectively                    5,466,917       3,780,551
  Inventories                                                        4,892,805       4,762,790
  Deferred Tax Asset                                                    66,285          57,988
  Prepaid Expenses                                                     150,149         110,050
                                                                 -----------------------------
      Total Current Assets                                          10,696,045       9,045,587

PROPERTY, PLANT AND EQUIPMENT, NET                                   2,247,687       2,273,640
INTANGIBLE ASSETS, NET                                                 103,793          79,453
OTHER ASSETS                                                            95,012          73,063
                                                                 -----------------------------
        Total Assets                                              $ 13,142,537    $ 11,471,743
                                                                 -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                                  $  5,488,171    $  3,764,689
  Accounts Payable                                                   1,092,941         867,277
  Income Taxes Payable                                                 623,950       1,281,502
  Accrued Liabilities                                                  232,634         262,664
                                                                 -----------------------------
      Total Current Liabilities                                      7,437,696       6,176,132
DEFERRED TAX LIABILITY                                                  99,006         105,913
                                                                 -----------------------------
      Total Liabilities                                              7,536,702       6,282,045
                                                                 -----------------------------
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value;  20,000,000 shares
  authorized,  10,215,272 shares
  issued at March 31, 2005
  and December 31, 2004, respectively                                   10,215          10,215
Additional Paid-in Capital                                           1,118,388       1,118,388
Less Treasury Shares (201,000 Shares at Cost)                         (319,120)       (319,120)
Retained Earnings                                                    4,796,352       4,380,215
                                                                 -----------------------------
      Total Shareholders' Equity                                     5,605,835       5,189,698
                                                                 -----------------------------
Total Liabilities & Shareholders' Equity                          $ 13,142,537    $ 11,471,743
                                                                 =============================


   The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                          Three Months Ended March 31,
                                    UNAUDITED

                                                         2005                     2004
                                                     ------------------------------------
Sales                                                $ 7,481,723              $ 7,004,292
Cost of Sales                                          3,964,814                3,604,491
                                                     ------------------------------------
              Gross Profit                             3,516,909                3,399,801
                                                     ------------------------------------
Selling Expenses                                         358,921                  437,740
                                                     ------------------------------------
General and Administrative Expenses
   Salaries and Wages                                    963,210                  661,921
   Insurance Costs                                       115,827                   85,842
   Professional Fees                                     103,700                  127,177
   Depreciation and Amortization                          67,733                   54,212
   Rent Expense                                           20,811                   24,146
   Vehicle Expenses                                       15,027                   18,013
   Research & Development                                 13,411                   18,729
   Other Expenses                                        134,306                  102,209
                                                     ------------------------------------
      Total General and Administrative Expenses        1,434,025                1,092,249
                                                     ------------------------------------
              Total Expenses                           1,792,946                1,529,989
                                                     ------------------------------------
Income from Operations                                 1,723,963                1,869,812

Other Income (Expense)
       Interest Expense                                   54,691                   39,617
                                                     ------------------------------------
Income before Provision for Income Taxes               1,669,272                1,830,195

Provision for Income Taxes                               627,243                  685,543
                                                     ------------------------------------
      Net Income                                     $ 1,042,029              $ 1,144,652
                                                     ====================================
Per Share Data:
   Weighted Average Shares Outstanding - Basic        10,014,272                9,798,785
   Weighted Average Shares Outstanding - Diluted      10,087,836                9,944,022

  Earnings per Common Share - Basic                  $      0.10              $      0.12
  Earnings per Common Share - Diluted                $      0.10              $      0.12


   The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                    UNAUDITED


                                                                   2005                   2004
                                                             --------------------------------------
OPERATING ACTIVITIES:
Net income                                                    $ 1,042,029               $ 1,144,652
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                    76,430                    62,910
  Deferred income taxes                                           (15,205)                    3,722
  Inventory obsolescense reserves                                   9,318                    10,499
  Bad debt provisions                                              15,779                     6,200
(Increase) decrease in:
    Accounts receivable                                        (1,702,145)               (1,396,200)
    Inventories                                                  (139,333)                  (44,175)
    Prepaid expenses                                              (40,099)                  (25,440)
    Other assets                                                  (21,948)                    3,939
(Decrease) increase in:
    Accounts payable                                              225,664                   347,298
    Income taxes payable                                         (657,552)                  475,822
    Accrued liabilities                                           (30,029)                   39,029
                                                             --------------------------------------
Net cash (used in)/provided by operating activities            (1,237,091)                  628,256

INVESTING ACTIVITIES:
Additions to intangible assets                                    (37,702)                  (52,994)
Acquisitions of property and equipment                            (37,116)                  (26,277)
                                                             --------------------------------------
Net cash used in investing activities                             (74,818)                  (79,271)

FINANCING ACTIVITIES
Proceeds from (repayment of) short term borrowing - net         1,723,482                  (685,349)
Proceeds from common shares sold pursuant to options                 --                      50,250
Payment of dividends                                             (625,892)                 (245,382)
Repayment of long-term debt                                          --                     (21,000)
                                                             --------------------------------------
Net cash provided by (used in) financing activities             1,097,590                  (901,481)

Decrease in Cash                                                 (214,319)                 (352,496)

Cash at Beginning of Period                                       334,208                   698,808

                                                             --------------------------------------
Cash at End of Period                                         $   119,889               $   346,312
                                                             ======================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                   $    52,688               $    37,984
   Cash paid during the period for income taxes               $ 1,300,000               $   206,000


The accompanying notes are an integral part of these financial statements.

                         MILE MARKER INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 1:   BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiaries, Mile Marker, Inc. and Mile Marker West, Inc. (collectively "the Company"). On January 5, 2005, Mile Marker International, Inc. acquired 100% of the common shares of Mile Marker West, Inc., a Washington State corporation, which is now included in these condensed consolidated financial statements. All necessary adjustments to the condensed consolidated financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2004, of Mile Marker International, Inc., as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2004, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2004.

          In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

          Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended March 31, 2005, and March 31, 2004, includes incremental shares for stock options outstanding during those periods.

NOTE 2: SHAREHOLDERS' EQUITY

        201,000 shares of the Company's common stock were held in the Company's treasury as of March 31, 2005. On January 17, 2005, the Company paid a cash dividend of $0.0625 per share on its common stock, totaling $625,892.

NOTE 3: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

           The following table summarizes the results of operations, stated in dollars and as a percentage of sales, for the three months ended March 31, 2005 and 2004:

                                                   2005           2005               2004           2004
                                                  Amount         Percent            Amount        Percent
                                             ------------------------------    ------------------------------
Sales                                               $7,481,723      100.0%           $7,004,292       100.0%
Cost of Sales                                        3,964,814       53.0%            3,604,491        51.5%
                                             ------------------------------    ------------------------------
      Gross Profit                                   3,516,909       47.0%            3,399,801        48.5%
Selling Expenses                                       358,921        4.8%              437,740         6.2%
General & Administrative Expenses                    1,434,025       19.2%            1,092,249        15.6%
                                             ------------------------------    ------------------------------
      Income from Operations                         1,723,963       23.0%            1,869,812        26.7%
Interest Expense                                        54,691        0.7%               39,617         0.6%
      Income Before Income Taxes                     1,669,272       22.3%            1,830,195        26.1%
Income Taxes                                           627,243        8.4%              685,543         9.8%
                                             ------------------------------    ------------------------------
      Net Income                                    $1,042,029       13.9%           $1,144,652        16.3%
                                             ================================================================

        Sales of $7,481,723 for the three months ended March 31, 2005, were $477,431, or approximately 7%, more than first quarter 2004 sales of $7,004,292. This sales increase was due chiefly to $2,121,352 more commercial sales in the first quarter of 2005 than in the comparable period of 2004 - primarily in OEM winch sales and electric winch sales. These increases were partially offset by a $1,643,921 decrease in military winch sales during the first quarter of 2005 compared to the same period in 2004. Commercial sales in the first quarter of 2004 amounted to $5,633,701 compared to $3,512,349 in the same period in 2004, an increase of $2,121,352, or approximately 60%.

       The Company's gross margins on sales decreased slightly from 48.5% in the first quarter of 2004 to 47.0% in the first quarter of 2005, primarily due to a shift in the Company's product sales to more high-volume purchasers of discounted winch products. Selling costs decreased by $78,819, or approximately 18%, from $437,740 in the first quarter of 2004 to $358,921 in the first quarter of 2005, primarily due to the reduction of certain sales commissions in favor of increased advertising and promotion expenditures.

        General and administrative expenses for the three months ended March 31, 2004, increased by $341,776, or about 31%, from $1,092,249 in the first quarter of 2004 to $1,434,025 in the first quarter of 2005. The most significant increases in general and administrative expenses from the first three months of 2004 related primarily to salaries and wages expenses, which increased by $301,289, or approximately 46%, from first quarter 2004 levels due to increased staffing levels, raises and performance bonuses paid in the first quarter of 2005. Insurance expenses were also significantly higher in the first quarter of 2005 at $115,827 compared to $85,842 in the same period in 2004 principally due to higher employee health insurance costs. Relative to its sales, the Company's total general and administrative costs increased from 15.6% of sales in the first quarter of 2004 to 19.2% of sales in the first quarter of 2005.

         The Company's results of operations for the first three months of 2005 reflected operating income of $1,723,963 compared to income from operations of $1,869,812 during the same period in 2004, an decrease of $145,849, or approximately 8%. Other expenses, consisting of interest, were $15,074 more in the first three months of 2005 than the comparable period in 2004 primarily due higher working capital borrowings. During the quarter ending March 31, 2005, the Company recorded income before taxes of $1,669,272 compared to income before taxes of $1,830,195 during the same period in 2004. The Company's net income of $1,042,029 after taxes in the first quarter of 2005 is $102,623, or approximately 9% lower than the net income of $1,144,652 for the first quarter of 2004. The net income in the first three months of 2005 represents earnings per share of $0.10, both primary and fully diluted, compared to $0.12 earnings per share in the first quarter of 2004.

          The primary reason for the lower net income in the first quarter of 2005 compared to the comparable period in 2004 was the negative effect of the 46% higher compensation expenses in 2005 on the Company's operating leverage. The Company's current investments in staff and facilities are based on an anticipated level of sales higher than was realized in the first quarter of 2005. As previously noted, the Company's financial results are influenced by significant periodic sales to the U.S. military for replacement winches for existing Humvees. There were $1,848,022 in military replacement winch sales in the first quarter of 2005, compared to $3,491,943 in the first quarter of 2004. While commercial sales have more recently represented an increasing proportion of the Company's total sales, the Company's total sales in the future will continue to be affected significantly by its receipt of new military orders for replacement winches. The timing of such military orders is generally intermittent and unpredictable. Any major military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales and profits while the lack of such additional military orders could have a material adverse effect on the Company's future sales and profitability.

          The Company's first quarter 2005 sales included approximately double the number of electric winches sold in the first quarter of 2004. The Company also introduced a new ATV winch in the first quarter of 2005 in order to capture a substantial share of an estimated $40-50 million market with a product that the company considers superior. The Company's basic sales strategy continues to be increasing both hydraulic and electric winch sales to the various commercial markets with the addition of new winch models while continuing to sell significantly increasing numbers of its hydraulic winches to OEM (original equipment manufacturers) customers.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased by $388,893 to $3,258,348 on March 31, 2005, from $2,869,455 on December 31, 2004, and the Company's current ratio decreased to 1.43 at March 31, 2005, compared to 1.46 at December 31, 2004. The Company's current assets increased by $1,650,458 to $10,696,045 at March 31, 2005, compared to $9,045,587 at December 31, 2004. Most of this increase in current assets was due to an increase of $1,686,366 in accounts receivable and $130,015 in inventory from December 31, 2004, levels, offset by a $214,319 decrease in cash balances. Virtually all of this increase in accounts receivable was due from the U.S. Government, and was paid in April of 2005.

        The Company's current liabilities increased by a net $1,261,564, from $6,176,132 on December 31, 2004, to $7,437,696 on March 31, 2005. In order to fund the temporary increase in accounts receivable described above, short-term borrowings under the Company's line of credit increased by $1,723,482 from the December 31, 2004, balance of $3,764,689 to $5,488,171 on March 31, 2005.
Accounts payable also increased by $225,664, while income taxes payable decreased by $657,552 from their December 31, 2004, levels.

        During the first quarter of 2005, only $74,818 of funds was used for investing activities such as capital expenditures. The Company has no material commitments outstanding for major capital expenditures during 2005. In the first quarter of 2005, the Company paid $625,892 in cash dividends to its shareholders. The Company plans to continue to pay cash dividends and may also repurchase some of its shares in the future. The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs.

        The Company's  cash  balances  decreased by $214,319 from a December 31,
2004, level of $334,208 to $119,889 on March 31, 2005, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

       The Company has a $7,000,000 working capital line of credit from a lender at an interest rate of 2.40% above the One Month London Interbank Offered Rate. On February 17, 2005, the Company's lender increased the maximum borrowings available under this facility from $5,000,000 to $7,000,000 and extended the maturity date to April 30, 2007. In addition, this lender has also provided the Company with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building that was fully repaid in June of 2004, but it remains available for new borrowings on a declining balance basis.

ITEM 3.    CONTROLS AND PROCEDURES

      As indicated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's first quarter that have materially affected, or are reasonably likely to affect the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's operations or financial condition.


ITEM  2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                 None


ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None


ITEM  5   OTHER INFORMATION

                None

ITEM  6    EXHIBITS


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



MILE  MARKER  INTERNATIONAL, INC.
--------------------------------
         (Registrant)



 5/05/05                               /s/  Richard E. Aho
------------                           ----------------------------
   (Date)                                   Richard E. Aho,
                                            President  and
                                         Chief Executive Officer

 5/05/05                               /s/  Alvin A. Hirsch
------------                           ----------------------------
   (Date)                                   Alvin A. Hirsch,
                                            Secretary/Treasurer
                                            and Chief Financial
                                            Officer Principal
                                            Accounting Officer