Form 10QSB
period 2005-06-30
MILE MARKER INTERNATIONAL INC
filed 2005-08-05
CIK 930121

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   Commission file
         June 30, 2005                                           Number 0-26150


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

 Yes __X___           No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On July 31, 2005, the Issuer had outstanding 10,024,272 shares of common stock, $.001 par value.

                         MILE MARKER INTERNATIONAL, INC.

                                      INDEX

                                                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets, June 30, 2005,
        and December 31, 2004..........................................      4

        Condensed Consolidated Statements of Income, Three months
        ended June 30, 2005, and June 30, 2004.........................      5

        Condensed Consolidated Statements of Income, Six months
        ended June 30, 2005, and June 30, 2004.........................      6

        Condensed Consolidated Statements of Cash Flows, Six months
        ended June 30, 2005, and June 30, 2004.........................      7

        Notes to Condensed Consolidated Financial Statements...........      8

Item 2. Management's Discussion and Analysis or Plan of Operation .....   9-12

Item 3. Controls and Procedures .......................................     12

PART II OTHER INFORMATION

Item 1. Legal Proceedings .............................................     12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....     12

Item 3. Defaults Upon Senior Securities................................     12

Item 4. Submission of Matters to a Vote of Security Holders............     13

Item 5. Other Information..............................................     13

Item 6. Exhibits.......................................................     13

SIGNATURES.............................................................     14

CERTIFICATIONS.........................................................  15-20

                         MILE MARKER INTERNATIONAL, INC.

                             RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company's control, could negatively affect the Company's revenues, profitability or cash flows in the future. These factors include:

     o Demand for the Company's products in general and from U.S. Government entities in particular.
     o    Magnitude of price and product competition for the Company's products.
     o Effects of weather and natural disasters on demand for the Company's products.
     o Effects of foreign political, economic or military developments on the Company's international customer or supplier relationships.
     o    Ability to control costs and expenses.
     o    Ability to retain qualified personnel.
     o Ability to develop and introduce new or enhanced versions of the Company's products.
     o Ability to protect and enforce patents and other intellectual property.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2005 and December 31, 2004
                                    UNAUDITED

                                                              June 30,      December 31,
ASSETS                                                          2005           2004
                                                           -----------------------------
CURRENT ASSETS
  Cash                                                     $    182,505    $    334,208
  Accounts Receivable, net of allowance for doubtful
   accounts of $9,000 and $20,000, respectively               3,857,160       3,780,551
  Inventories                                                 5,874,849       4,762,790
  Deferred Tax Asset                                             58,908          57,988
  Prepaid Expenses                                              190,552         110,050
                                                           -----------------------------
      Total Current Assets                                   10,163,974       9,045,587

PROPERTY, PLANT AND EQUIPMENT, NET                            2,223,510       2,273,640
INTANGIBLE ASSETS, NET                                          103,084          79,453
OTHER ASSETS                                                    117,986          73,063
                                                           -----------------------------
      Total Assets                                         $ 12,608,554    $ 11,471,743
                                                           =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                           $  5,725,689    $  3,764,689
  Accounts Payable                                            1,341,445         867,277
  Income Taxes Payable                                          128,746       1,281,502
  Accrued Liabilities                                           246,877         262,664
                                                           -----------------------------
      Total Current Liabilities                               7,442,757       6,176,132

DEFERRED TAX LIABILITY                                           94,824         105,913
                                                           -----------------------------
      Total Liabilities                                       7,537,581       6,282,045
                                                           -----------------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
 authorized, 10,215,272 shares issued at June 30, 2005
 and December 31, 2004, respectively.                            10,215          10,215
Additional Paid-in Capital                                    1,118,388       1,118,388
Less Treasury Shares (191,000 and 201,000 Shares at Cost)      (287,620)       (319,120)
Retained Earnings                                             4,229,990       4,380,215
                                                           -----------------------------
      Total Shareholders' Equity                              5,070,973       5,189,698

                                                           -----------------------------
Total Liabilities & Shareholders' Equity                   $ 12,608,554    $ 11,471,743
                                                           =============================


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                           Three Months Ended June 30,
                                    UNAUDITED
                                                               2005            2004
                                                           -----------------------------

Sales                                                      $  6,020,205    $  5,975,515
Cost of Sales                                                 3,420,189       3,106,227
                                                           -----------------------------
      Gross Profit                                            2,600,016       2,869,288
                                                           -----------------------------

Selling Expenses                                                365,707         316,228
                                                           -----------------------------

General and Administrative Expenses
  Salaries and Wages                                            647,043         503,182
  Insurance Costs                                               129,976          80,909
  Professional Fees                                              76,074          29,640
  Depreciation and Amortization                                  67,173          57,381
  Rent Expense                                                   41,359          20,651
  Vehicle Expenses                                               15,165          24,067
  Research & Development                                          7,458          18,982
  Other Expenses                                                105,744          91,152
                                                           -----------------------------
      Total General and Administrative Expenses               1,089,992        825,964
                                                           -----------------------------
          Total Expenses                                      1,455,699       1,142,192
                                                           -----------------------------

Income from Operations                                        1,144,317       1,727,096

Other Expense
      Interest Expense                                           69,654          34,965
                                                           -----------------------------

Income before Provision for Income Taxes                      1,074,663       1,692,131

Provision for Income Taxes                                      387,991         605,913
                                                           -----------------------------

      Net Income                                           $    686,672    $  1,086,218
                                                           =============================

Per Share Data:
  Weighted Average Shares Outstanding - Basic                10,023,393       9,853,787
  Weighted Average Shares Outstanding - Diluted              10,100,537      10,016,004

  Earnings per Common Share - Basic                        $       0.07    $       0.11
  Earnings per Common Share - Diluted                      $       0.07    $       0.11


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            Six Months Ended June 30,
                                    UNAUDITED
                                                                2005            2004
                                                           -----------------------------

Sales                                                      $ 13,501,928    $ 12,979,807
Cost of Sales                                                 7,385,003       6,710,718
                                                           -----------------------------
      Gross Profit                                            6,116,925       6,269,089
                                                           -----------------------------

Selling Expenses                                                724,628         753,967
                                                           -----------------------------

General and Administrative Expenses
  Salaries and Wages                                          1,610,253       1,165,103
  Insurance Costs                                               245,802         166,751
  Professional Fees                                             179,774         156,817
  Depreciation and Amortization                                 134,905         111,592
  Rent Expense                                                   62,170          44,797
  Vehicle Expenses                                               30,192          42,081
  Research & Development                                         20,869          37,711
  Other Expenses                                                240,052         193,362
                                                           -----------------------------
      Total General and Administrative Expenses               2,524,017       1,918,214
                                                           -----------------------------
          Total Expenses                                      3,248,645       2,672,181
                                                           -----------------------------

Income from Operations                                        2,868,280       3,596,908

Other Expense
      Interest Expense                                          124,345          74,582
                                                           -----------------------------

Income before Provision for Income Taxes                      2,743,935       3,522,326

Provision for Income Taxes                                    1,015,235       1,291,456
                                                           -----------------------------

      Net Income                                           $  1,728,700    $  2,230,870
                                                           =============================

Per Share Data:
  Weighted Average Shares Outstanding - Basic                10,018,858       9,826,286
  Weighted Average Shares Outstanding - Diluted              10,095,769       9,968,814

  Earnings per Common Share - Basic                        $       0.17    $       0.23
  Earnings per Common Share - Diluted                      $       0.17    $       0.22


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                    UNAUDITED
                                                                2005            2004
                                                           -----------------------------
OPERATING ACTIVITIES:
Net income                                                 $  1,728,700    $  2,230,870
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                 152,301         128,988
  Deferred income taxes                                         (12,009)          3,057
  Inventory obsolescense reserves                                12,458          20,900
  Bad debt provisions                                            18,506          12,659
(Increase) decrease in:
    Accounts receivable                                         (95,116)         14,286
    Inventories                                              (1,124,517)       (499,156)
    Prepaid expenses                                            (80,502)        (39,864)
    Other assets                                                (44,921)        (34,151)
(Decrease) increase in:
    Accounts payable                                            474,168         205,418
    Income taxes payable                                     (1,152,756)        756,399
    Accrued liabilities                                         (15,787)         45,840
                                                           -----------------------------
Net cash (used in)provided by operating activities             (139,475)      2,845,246

INVESTING ACTIVITIES:
Additions to intangible assets                                  (47,854)        (52,994)
Acquisitions of property and equipment                          (77,948)       (142,745)
                                                           -----------------------------
Net cash (used in) investing activities                        (125,802)       (195,739)

FINANCING ACTIVITIES
Proceeds from (repayment of) short term borrowing - net       1,961,000      (1,149,606)
Proceeds from common shares sold pursuant to options             31,500          87,800
Payment of dividends                                         (1,878,926)       (641,193)
Repayment of long-term debt                                           -      (1,212,750)
                                                           -----------------------------
Net cash provided by (used in) financing activities             113,574      (2,915,749)

Decrease in Cash                                               (151,703)       (266,242)

Cash at Beginning of Period                                     334,208         698,808

                                                           -----------------------------
Cash at End of Period                                      $    182,505    $    432,566
                                                           =============================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $    118,696    $     80,004
   Cash paid during the period for income taxes            $  2,180,000    $    532,000

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

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended June 30, 2005 and 2004, includes incremental shares for stock options outstanding during those periods.

Note 2: Shareholders' Equity

     191,000 shares of the Company's common stock were held in the Company's treasury as of June 30, 2005. During the period ended June 30, 2005, the Company issued 10,000 shares of its common stock, $.001 par value, from its treasury for $31,500 pursuant to the exercise of incentive stock options. On January 17, 2005, the Company paid a cash dividend of $0.0625 per share on its common stock, totaling $625,892. On April 29, 2005, the Company paid a cash dividend of $0.625 per share on its common stock, totaling $626,517. On June 10, 2005, the Company declared a cash dividend of $0.625 per share on its common stock, totaling $626,517, to be paid on July 5, 2005.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the six months and three months ended June 30, 2005 and 2004:

                                                   Six Months      Three Months
                                                  2005    2004     2005    2004
                                                ---------------  ---------------
Sales                                            100.0%  100.0%   100.0%  100.0%
Cost of Sales                                     54.7%   51.7%    56.8%   52.0%
                                                ---------------  ---------------
    Gross Profit                                  45.3%   48.3%    43.2%   48.0%
Selling Expenses                                   5.4%    5.8%     6.1%    5.3%
General & Administrative Expenses                 18.7%   14.8%    18.1%   13.8%
                                                ---------------  ---------------
    Income from Operations                        21.2%   27.7%    19.0%   28.9%
Interest Expense                                   0.9%    0.6%     1.2%    0.6%
                                                ---------------  ---------------
    Income Before Income Taxes                    20.3%   27.1%    17.8%   28.3%
Income Taxes                                       7.5%   10.0%     6.4%   10.1%
                                                ---------------  ---------------
    Net Income                                    12.8%   17.1%    11.4%   18.2%
                                                ===============  ===============

     Sales of $13,501,928 for the six months ended June 30, 2005, were $522,121, or approximately 4%, more than first six months 2004 sales of $12,979,807. This sales increase was due chiefly to $4,078,768 more commercial sales in the first six months of 2005 than in the comparable period of 2004 - primarily OEM winch sales and electric winch sales. These increases were partially offset by a $3,556,647 decrease in military winch sales during the first six months of 2005 compared to the same period in 2004. Commercial sales in the second quarter of 2005 amounted to $5,502,177 compared to $3,544,761 in the same period in 2004, an increase of $1,957,416, or approximately 55%. Military winch sales in the second quarter of 2005 amounted to $518,028 compared to $2,430,754 in the same period in 2004, a decrease of $1,912,726, or approximately 79%.

     The Company's gross margin on sales decreased from 48% in the second quarter of 2004 to 43.2% in the second quarter of 2005, primarily due to the shift in the Company's product sales to more high-volume purchasers of discounted winch products and the negative impact of higher raw materials prices on costs. The Company's gross margin on sales decreased from 48.3% in the first six months of 2004 to 45.3% in the first six months of 2005 due to the effect of these factors in the second quarter of 2005.

     Despite a $49,479 increase in the second quarter of 2005, selling costs decreased by $29,339, or approximately 4%, from $753,967 in the first six months of 2004 to $724,628 in the first six months of 2005, primarily due to the reduction of certain sales commissions in favor of increased media advertising and promotion expenditures.

     General and administrative expenses for the six months ended June 30, 2005, increased by $605,803, or about 32%, from $1,918,214 in the first six months of 2004 to $2,524,017 in the first half of 2005. For the three months ended June 30, 2005, these expenses increased by $264,028, or about 32%, from $825,964 to $1,089,992 in the second quarter of 2005. The most significant increases in general and administrative expenses from the second quarter of 2004 related primarily to salaries and wages expenses, which increased by $143,861, or approximately 29%, from second quarter 2004 levels due to higher staffing and compensation expenses in the second quarter of 2005 compared to the same period in 2004. Insurance expenses were $49,067 higher in the second quarter of 2005 at $129,976, compared to $80,909 in the same period in 2004, due to greater employee-related costs. Professional fees expenses were $46,434 higher in the second quarter of 2005 compared to the same period in 2004 primarily due to higher SEC compliance costs. Rent and depreciation expenses were also higher by $20,708 and $9,792, respectively, in the second quarter of 2005 compared to 2004 due to the Company's increased warehouse facilities. Relative to its sales, the Company's total general and administrative costs increased from 13.8% of sales in the second quarter of 2004 to 18.1% of sales in the second quarter of 2005.

     The Company's results of operations for the first half of 2005 reflected operating income of $2,868,280 compared to operating income of $3,596,908 during the same period in 2004, a decrease of $728,628, or approximately 20%. Other expenses, consisting of interest, were $49,763, or approximately 67% more, in the first half of 2005 than the comparable period in 2004 due higher working capital borrowings at higher interest rates. During the six months ending June 30, 2005, the Company recorded income before taxes of $2,743,935 compared to income before taxes of $3,522,326 during the same period in 2004. The Company's net income of $1,728,700 after taxes in the first half of 2005 was $502,170, or approximately 23% lower than the net income of $2,230,870 for the first half of 2004. The net income in the first half of 2005 represented earnings per share of $0.17, both primary and fully diluted, compared to $0.23 and $0.22 earnings per share, primary and fully diluted, in the first half of 2004. The net income in the second quarter of 2005 represented earnings per share of $0.07, both primary and fully diluted, compared to $0.11 in earnings per share in the second quarter of 2004.

     The primary reason for the lower net income in the first half of 2005 compared to the comparable period in 2004 was the negative effect of the higher general and administrative expenses in 2005 on the Company's operating leverage. The Company's investments in staff and facilities during this period were based on an anticipated level of sales higher than was actually realized in the first half of 2005. As previously noted, the Company's financial results are heavily influenced by significant periodic sales to the U.S. military for replacement winches for existing Humvees. There were $2,366,050 in such military replacement winch sales in the first half of 2005, compared to $5,922,697 in the first half of 2004 and only $518,028 of such military sales in the second quarter of 2005 compared to $2,430,754 during the second quarter of 2004. While commercial sales have more recently represented an increasing proportion of the Company's total sales, the Company's total sales in the future will continue to be affected significantly by the receipt of new military orders for replacement winches. The timing of such military orders is generally intermittent and unpredictable. Any major military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales and profits while the delay or lack of such additional military orders could have a material adverse effect on the Company's future sales and profitability.

     The Company's first half 2005 sales included approximately double the number of electric winches sold in the first half of 2004. The Company introduced a new ATV winch in the first quarter of 2005 in order to capture a substantial share of an estimated $40-50 million market with a product that the Company considers superior to that of its competitors. The Company's basic sales strategy continues to be increasing both hydraulic and electric winch sales to the various commercial markets with the addition of new winch models while continuing to sell significantly increasing numbers of its hydraulic winches to OEM (original equipment manufacturers) customers.


LIQUIDITY AND CAPITAL RESOURCES

     Net working capital decreased by $148,238 to $2,721,217 on June 30, 2005, from $2,869,455 on December 31, 2004, and the Company's current ratio decreased to 1.37 at June 30, 2005, compared to 1.46 at December 31, 2004. The Company's current assets increased by $1,118,387 to $10,163,974 at June 30, 2005, compared to $9,045,587 at December 31, 2004. Most of this increase in current assets was due to an increase of $1,112,059 in inventories from December 31, 2004, levels in anticipation of receiving significant additional military orders. In view of the unpredictability of such military orders and the necessity to be responsive, the Company's goal has been to be prepared to respond promptly to new orders under its five open contracts totaling over $55 million.

     The Company's current liabilities increased by a net $1,266,625, from $6,176,132 on December 31, 2004, to $7,442,757 on June 30, 2005. Short-term borrowings under the Company's line of credit increased by $1,961,000 from the December 31, 2004, balance of $3,764,689 to $5,725,689 on June 30, 2005, to fund the increase in inventories and the payment of income taxes. Accounts payable also increased by $474,168 from their December 31, 2004, levels while income taxes payable decreased by $1,152,756 primarily due to the payment of 2004 income taxes.

     During the first half of 2005, only $77,948 of funds were used for investing in capital expenditures, and the Company has no material commitments outstanding for major capital expenditures during 2005. In the first half of 2005, the Company paid $1,252,409 in cash dividends to its shareholders and declared another $626,517 cash dividend payable in July. The Company expects to continue its practice of paying cash dividends at the discretion of its Board of Directors depending upon, among other things, the anticipated level of its earnings, the Company's capital requirements and its overall financial condition. The Company may also repurchase some of its shares in the future as it has in the past. The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs.

     The Company's cash balances decreased by $151,703 from a December 31, 2004, level of $334,208 to $182,505 on June 30, 2005, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

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

Item 3. Controls and Procedures

     As indicated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's second quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


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

        None.

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

Item 6  Exhibits

        31.1 Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

MILE MARKER INTERNATIONAL, INC.
-------------------------------
       (Issuer)


        8/05/05                             /s/ Richard E. Aho
----------------------                      ------------------------------------
        (Date)                              Richard E. Aho, President and
                                            Chief Executive Officer


        8/05/05                             /s/ Alvin A. Hirsch
----------------------                      ------------------------------------
        (Date)                              Alvin A. Hirsch, Secretary/Treasurer
                                            and Chief Financial Officer
                                            Principal Accounting Officer