Form 10QSB
period 2005-09-30
MILE MARKER INTERNATIONAL INC
filed 2005-11-08
CIK 930121

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                                  Commission file
       September 30, 2005                                         Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.
                         -------------------------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

     Florida                                                         11-2128469
-----------------                                                 --------------
 (State or other                                                   (IRS Employer
 jurisdiction of                                                  Identification
 incorporation)                                                       Number)

     2121 Blount Road, Pompano Beach, Florida 33069
     ----------------------------------------------
        (Address of principal executive offices)

         Issuer's Telephone Number: (954) 782-0604
                                    --------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes__X__    No____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On October 31, 2005, the Issuer had outstanding 10,023,772 shares of common stock, $.001 par value.

                        MILE MARKER INTERNATIONAL, INC.

                                      INDEX

                                                                        Page No.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, September 30, 2005,
         and December 31, 2004.........................................     4

         Condensed Consolidated Statements of Income, Three Months
         ended September 30, 2005, and September 30, 2004..............     5

         Condensed Consolidated Statements of Income, Nine Months
         ended September 30, 2005, and September 30, 2004..............     6

         Condensed Consolidated Statements of Cash Flows, Nine Months
         ended September 30, 2005, and September 30, 2004..............     7

         Notes to Condensed Consolidated Financial Statements..........     8

Item  2. Management's Discussion and Analysis or Plan of Operation.....   9-12

Item 3.  Controls and Procedures ......................................    12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................    13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...    13

Item 3.  Defaults Upon Senior Securities...............................    13

Item 4.  Submission of Matters to a Vote of Security Holders...........    13

Item 5.  Other Information ............................................    13

Item 6.  Exhibits......................................................    14


SIGNATURES.............................................................    15

CERTIFICATIONS.........................................................   16-21

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004
                                    UNAUDITED

                                                              September 30,   December 31,
ASSETS                                                            2005           2004
                                                              ----------------------------
CURRENT ASSETS
  Cash                                                        $    151,420   $    334,208
  Accounts Receivable, net of allowance for doubtful
   accounts of $5,000 and $20,000, respectively                  3,111,542    3,780,551
  Inventories                                                    6,717,443    4,762,790
  Deferred Tax Asset                                                50,660       57,988
  Prepaid Expenses                                                 182,487      110,050
                                                              ----------------------------
      Total Current Assets                                      10,213,552      9,045,587

PROPERTY, PLANT AND EQUIPMENT, NET                               2,157,973      2,273,640
INTANGIBLE ASSETS, NET                                              95,488         79,453
OTHER ASSETS                                                       125,959         73,063
                                                              ----------------------------
        Total Assets                                          $ 12,592,972   $ 11,471,743
                                                              ============================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                              $ 5,398,978    $  3,764,689
  Accounts Payable                                               1,031,434        867,277
  Income Taxes Payable                                             340,278      1,281,502
  Accrued Liabilities                                              273,336        262,664
                                                              ----------------------------
      Total Current Liabilities                                  7,044,026      6,176,132

DEFERRED TAX LIABILITY                                             101,993        105,913
                                                              ----------------------------
      Total Liabilities                                          7,146,019      6,282,045
                                                              ----------------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
 authorized, 10,215,272 shares issued at September 30, 2005
 and December 31, 2004, respectively.                               10,215         10,215
Additional Paid-in Capital                                       1,118,388      1,118,388
Less Treasury Shares (191,500 and 201,000 Shares at Cost)         (289,370)      (319,120)
Retained Earnings                                                4,607,720      4,380,215
                                                              ----------------------------
      Total Shareholders' Equity                                 5,446,953      5,189,698

                                                              ----------------------------
Total Liabilities & Shareholders' Equity                      $ 12,592,972   $ 11,471,743
                                                              ============================


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        Three Months Ended September 30,
                                    UNAUDITED

                                                       2005            2004
                                                   -----------------------------

Sales                                              $  4,464,747    $  3,942,639
Cost of Sales                                         2,504,960       2,308,067
                                                   -----------------------------
            Gross Profit                              1,959,787       1,634,572
                                                   -----------------------------

Selling Expenses                                        287,515         271,028
                                                   -----------------------------

General and Administrative Expenses
   Salaries and Wages                                   567,789         438,773
   Insurance Costs                                      131,265          93,852
   Professional Fees                                     46,791          67,006
   Depreciation and Amortization                         68,361          62,715
   Rent Expense                                          43,147          22,298
   Vehicle Expenses                                      21,374          26,535
   Research & Development                                13,325           7,436
   Other Expenses                                        86,456          72,975
                                                   -----------------------------
      Total General and Administrative Expenses         978,508         791,590
                                                   -----------------------------
          Total Expenses                              1,266,023       1,062,618
                                                   -----------------------------

Income from Operations                                  693,764         571,954
                                                   -----------------------------

Other Income/(Expense)
      Interest Expense                                  (89,333)        (30,318)
      Other Income                                        5,317               -
                                                   -----------------------------
          Total Other (Expense)                         (84,016)        (30,318)
                                                   -----------------------------

Income before Provision for Income Taxes                609,748         541,636

Provision for Income Taxes                              232,017         207,677
                                                   -----------------------------

      Net Income                                   $    377,731    $    333,959
                                                   =============================

Per Share Data:
   Weighted Average Shares Outstanding - Basic       10,024,223       9,922,663
   Weighted Average Shares Outstanding - Diluted     10,060,833      10,067,113

  Earnings per Common Share - Basic                $       0.04    $       0.03
  Earnings per Common Share - Diluted              $       0.04    $       0.03


   The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                         Nine Months Ended September 30,
                                    UNAUDITED

                                                       2005            2004
                                                   -----------------------------

Sales                                              $ 17,966,675    $ 16,922,446
Cost of Sales                                         9,889,963       9,018,785
                                                   -----------------------------
            Gross Profit                              8,076,712       7,903,661
                                                   -----------------------------

Selling Expenses                                      1,012,143       1,024,995
                                                   -----------------------------

General and Administrative Expenses
   Salaries and Wages                                 2,178,042       1,603,876
   Insurance Costs                                      377,067         260,603
   Professional Fees                                    226,565         223,823
   Depreciation and Amortization                        203,266         174,308
   Rent Expense                                         105,317          67,095
   Vehicle Expenses                                      51,567          68,616
   Research & Development                                34,193          45,148
   Other Expenses                                       326,508         266,335
                                                   -----------------------------
      Total General and Administrative Expenses       3,502,525       2,709,804
                                                   -----------------------------
          Total Expenses                              4,514,668       3,734,799
                                                   -----------------------------

Income from Operations                                3,562,044       4,168,862
                                                   -----------------------------

Other Income/(Expense)
      Interest Expense                                 (213,677)       (104,900)
      Other Income                                        5,316               -
                                                   -----------------------------
          Total Other (Expense)                        (208,361)       (104,900)
                                                   -----------------------------

Income before Provision for Income Taxes              3,353,683       4,063,962

Provision for Income Taxes                            1,247,252       1,499,133
                                                   -----------------------------

      Net Income                                   $  2,106,431    $  2,564,829
                                                   =============================

Per Share Data:
   Weighted Average Shares Outstanding - Basic       10,020,666       9,858,646
   Weighted Average Shares Outstanding - Diluted     10,084,428       9,992,126

  Earnings per Common Share - Basic                $       0.21    $       0.26
  Earnings per Common Share - Diluted              $       0.21    $       0.26


   The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                    UNAUDITED

                                                          2005          2004
                                                      --------------------------
OPERATING ACTIVITIES:
Net income                                            $ 2,106,431   $ 2,564,829
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                           227,785       200,401
  Deferred income taxes                                     3,408         3,057
  Inventory obsolescense reserves                          12,458        26,540
  Bad debt provisions                                      20,594        12,659
(Increase) decrease in:
    Accounts receivable                                   648,415       255,493
    Inventories                                        (1,967,111)   (1,170,476)
    Prepaid expenses                                      (72,437)      (41,661)
    Other assets                                          (52,895)     (173,779)
(Decrease) increase in:
    Accounts payable                                      164,157       100,488
    Income taxes payable                                 (941,224)      791,076
    Accrued liabilities                                    10,672        67,786
                                                      --------------------------
Net cash provided by operating activities                 160,253     2,636,413

INVESTING ACTIVITIES:
Additions to intangible assets                            (51,120)      (53,814)
Acquisitions of property and equipment - net              (77,034)     (209,980)
                                                      --------------------------
Net cash used in investing activities                    (128,154)     (263,794)

FINANCING ACTIVITIES
Proceeds from (repayment of) short term borrowing -
 net                                                    1,634,289      (430,618)
Proceeds from common shares sold pursuant to options       31,500       113,280
Purchase of treasury stock                                 (1,750)            -
Payment of dividends                                   (1,878,926)   (1,137,357)
Repayment of long-term debt                                     -    (1,212,750)
                                                      --------------------------
Net cash used in financing activities                    (214,887)   (2,667,445)

Decrease in Cash                                         (182,788)     (294,826)

Cash at Beginning of Period                               334,208       698,808

                                                      --------------------------
Cash at End of Period                                 $   151,420   $   403,982
                                                      ==========================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $   196,779   $   106,383
   Cash paid during the period for income taxes       $ 2,185,068   $   705,000


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended September 30, 2005 and 2004, includes incremental shares for stock options outstanding during those periods.

Note 2: Shareholders' Equity

     191,500 shares of the Company's common stock were held in the Company's treasury as of September 30, 2005. During the quarter ended September 30, 2005, the Company purchased 500 shares of its common stock for $1,750. On January 17, 2005, April 29, 2005 and July 5, 2005, the Company paid quarterly cash dividends of $0.0625 per share on its common stock, totaling $625,892, $626,517 and $626,517, respectively.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated as a percentage of sales, for the nine months and three months ended September 30, 2005 and 2004:

                                         Nine Months            Three Months
                                       2005      2004         2005       2004
                                      -----------------      ------------------
Sales                                  100.0%    100.0%       100.0%     100.0%
Cost of Sales                           55.0%     53.3%        56.1%      58.5%
                                      -----------------      ------------------
    Gross Profit                        45.0%     46.7%        43.9%      41.5%
Selling Expenses                         5.6%      6.1%         6.4%       6.9%
General & Administrative Expenses       19.6%     16.0%        21.9%      20.1%
                                      -----------------      ------------------
    Income from Operations              19.8%     24.6%        15.6%      14.5%
Other Expense                            1.2%      0.6%         1.9%       0.8%
                                      -----------------      ------------------
    Income Before Income Taxes          18.6%     24.0%        13.7%      13.7%
Income Taxes                             6.9%      8.8%         5.2%       5.2%
                                      -----------------      ------------------
    Net Income                          11.7%     15.2%         8.5%       8.5%
                                      =================      ==================

     Sales of $17,966,675 for the nine months ended September 30, 2005, were $1,044,229, or approximately 6%, more than the first nine months 2004 sales of $16,922,446. This sales increase was chiefly due to $4,592,040 more commercial sales in the first nine months of 2005 than in the comparable period of 2004 - primarily OEM (Original Equipment Manufacturers) winch sales and electric winch sales. These increases were offset by a $3,547,811 decrease in military winch sales during the first nine months of 2005 compared to the same period in 2004. Total sales in the third quarter of 2005 were $4,464,747, compared to $3,942,639 for the same quarter in 2004, an increase of approximately 13%. Commercial sales in the third quarter of 2005 amounted to $4,241,020 compared to $3,727,748 in the same period in 2004, an increase of $513,272, or approximately 14%. Military winch sales in the third quarter of 2005 amounted to $223,727 compared to $214,891 in the same period in 2004.

     The Company's gross margin on sales decreased from 46.7% in the first nine months of 2004 to 45% in the first nine months of 2005 due to the shift in the Company's product sales to more high-volume purchasers of discounted winch products and the negative impact of higher raw materials prices on costs. The Company's gross margin on sales increased from 41.5% in the third quarter of 2004 to 43.9% in the third quarter of 2005, primarily due to changes in the Company's product mix during the third quarter.

     Selling expenses decreased slightly from $1,024,995 in the first nine months of 2004 to $1,012,143 in the first nine months of 2005 as military sales commissions were replaced with increased media advertising and promotion expenditures for commercial winch products.

     General and administrative expenses for the nine months ended September 30, 2005, increased by $792,721, or about 29%, from $2,709,804 in the first nine months of 2004 to $3,502,525 in the first nine months of 2005. For the three months ended September 30, 2005, these expenses increased by $186,918, or about 24%, from $791,590 to $978,508 in the third quarter of 2005. The most significant increases in general and administrative expenses from the third quarter of 2004 related primarily to salaries and wages expenses, which increased by $129,016, or approximately 29%, from the third quarter 2004 levels due to higher staffing and compensation expenses in 2005 compared to the same period in 2004. Insurance expenses were $37,413 higher in the third quarter of 2005 at $131,265, compared to $93,852 in the same period in 2004, due to greater employee-related costs. Rent and depreciation expenses were also higher by $26,495 in the third quarter of 2005 compared to 2004 due to the cost of the Company's increased facilities in Washington State and in China. Professional fees expenses were $20,215 lower in the third quarter of 2005 compared to the same period in 2004 primarily due to lower legal costs. Relative to sales, the Company's total general and administrative costs increased from 20.1% of sales in the third quarter of 2004 to 21.9% of sales in the third quarter of 2005 despite several cost-cutting measures implemented by the Company.

     The Company's results of operations for the first nine months of 2005 reflected operating income of $3,562,044 compared to operating income of $4,168,862 during the same period in 2004, a decrease of $606,818, or approximately 15%. Other expenses, consisting principally of interest, were $208,361 in the first nine months of 2005, or almost double the $104,900 of interest expense in the same period in 2004. This major increase was due to higher working capital borrowings to finance higher inventory levels at increasing interest rates.

     During the nine months ended September 30, 2005, the Company recorded income before taxes of $3,353,683 compared to income before taxes of $4,063,962 during the same period in 2004, a decrease of $710,279 or approximately 17%. The Company's net income of $2,106,431 after taxes in the first nine months of 2005 was $458,398, or approximately 18% lower than the net income of $2,564,829 for the same period in 2004. However, the Company's net income after taxes for the third quarter of 2005 was $377,731, compared to $333,959 for the same quarter in 2004, an increase of approximately 13%. The net income in the first nine months of 2005 represented earnings per share of $0.21, both primary and fully diluted, compared to $0.26 earnings per share, primary and fully diluted, in the first nine months of 2004. The net income in the third quarter of 2005 represented earnings per share of $0.04, both primary and fully diluted, compared to $0.03 in earnings per share in the third quarter of 2004.

     The primary reason for the lower net income in the first nine months of 2005 compared to the same period in 2004 was the negative effect of the higher general and administrative expenses in 2005 on the Company's operating leverage. As previously noted, the Company's financial results are heavily influenced by significant periodic sales to the U.S. military for replacement winches for existing Humvees. During 2005, the Company made significant investments in inventory, facilities and personnel in order to respond promptly to such sporadic military orders under five different contracts. However, the anticipated level of military sales was not achieved, and some short-term cost-cutting measures were implemented. While the Company's commercial sales have continued to increase as a proportion of the Company's total sales, the Company's total sales in the future will continue to be affected significantly by the receipt of new military orders for replacement winches. The timing of such military orders is generally intermittent and unpredictable. Any major military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales and profits, while the delay or lack of such additional military orders could have a material adverse effect on the Company's future sales and profitability.

     When compared to the other quarters in 2005, the Company's third quarter 2005 sales and net income reflect the effects of seasonal factors typical during this time period. The Company's management believes that it is nevertheless significant that the third quarter's financial performance was approximately 13% better than the same period in 2004 without the benefit of any major military orders. The Company's basic sales strategy continues to be increasing both hydraulic and electric winch sales to the various commercial markets with the addition of new winch models while continuing to sell significantly increasing numbers of its hydraulic winches to OEM (original equipment manufacturers) customers.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $300,071 to $3,169,526 on September 30, 2005, from $2,869,455 on December 31, 2004, and the Company's current ratio decreased to 1.45 at September 30, 2005, compared to 1.46 at December 31, 2004. The Company's current assets increased by $1,167,965 to $10,213,552 at September 30, 2005, compared to $9,045,587 at December 31, 2004. Most of this increase in current assets was due to an increase of $1,954,653 in inventories from December 31, 2004, levels in anticipation of receiving significant additional military orders. In view of the unpredictability of such military orders and the need to be responsive, the Company's goal has been to be prepared to respond promptly to new orders under its five open contracts totaling about $55 million. Partially offsetting this increase in inventories was a decrease of $669,009 in accounts receivable, from $3,780,551 at December 31, 2004 to $3,111,542 on September 30, 2005. The low level of bad debts and bad debt reserves are reflective of the high quality of the Company's accounts receivable.

     The Company's current liabilities increased by a net $867,894, from $6,176,132 on December 31, 2004, to $7,044,026 on September 30, 2005. Short-term borrowings under the Company's line of credit increased by $1,634,289 from the December 31, 2004, balance of $3,764,689 to $5,398,978 on September 30, 2005.
These borrowings funded the above-described increase in inventories and a $941,224 reduction in the liability for income taxes. Accounts payable increased by $164,157 to $1,031,434 from their December 31, 2004, level of $867,277, consistent with the increase in inventories.

     During the first nine months of 2005, only $77,034 was invested in capital expenditures, and the Company has no material commitments outstanding for major capital expenditures during 2005. In the first three quarters of 2005, the Company paid $1,878,926 in cash dividends to its shareholders, or approximately 89% of its net income after taxes. The Company intends to continue its practice of paying quarterly cash dividends subject to periodic determinations that such cash dividends are in the best interest of the shareholders and that the Company's capital requirements have satisfied. Our dividend policy may be affected by, among other matters, the views of our management and Board of Directors on the anticipated earnings of the Company, the Company's capital requirements and the Company's overall financial condition. The Company will also repurchase some of its shares in the future as it has in the past. The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs.

     The Company's cash balances decreased by $182,788 from a December 31, 2004, level of $334,208 to $151,420 on September 30, 2005, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

     The Company has a $7,000,000 working capital line of credit from a lender at an interest rate of 2.40% above the One Month London Interbank Offered Rate. On February 17, 2005, the Company's lender increased the maximum borrowings available under this facility from $5,000,000 to $7,000,000 and extended the maturity date to April 30, 2007. This credit facility is secured by substantially all of the Company's assets and contains certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth, a minimum earnings before interest, depreciation, amortization and taxes and the maintenance of certain fixed charge coverage ratios. In recognition of the seasonality of the Company's commercial business and the unpredictability of the Company's military business, the Company's lender modified one of these covenants during the third quarter.

Item 3. Controls and Procedures

     As indicated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's second quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     a. Unregistered Sales of Equity Securities - None.

     b. Purchases of Equity Securities by Small Business Issuer

On August 5, 2005, the Company authorized and announced its intent to repurchase up to 100,000 shares of its common stock during a six month period. The following table summarizes the status of such equity purchases as of September 30, 2005:

              Small Business Issuer Purchases of Equity Securities

                                          Total Shares     Maximum Shares
                              Average    Purchased Under  Remaining Under
                Total Number   Price      the Publicly      the Publicly
Time             of Shares    Paid per     Announced         Announced
Period           Purchased     Share    Purchase Program  Purchase Program

Month #1 :
8/5/05-8/31/05        0          N/A            0             100,000

Month #2:
9/1/05 - 9/30/05    500        $3.50          500              99,500

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

MILE  MARKER  INTERNATIONAL, INC.
--------------------------------
        (Issuer)



       11/01/05                             /s/ Richard E. Aho
----------------------                      ------------------------------------
        (Date)                              Richard E. Aho, President and
                                             Chief Executive Officer

       11/01/05                             /s/ Alvin A. Hirsch
----------------------                      ------------------------------------
        (Date)                              Alvin A. Hirsch, Secretary/Treasurer
                                             and Chief Financial Officer
                                             Principal Accounting Officer