Form 10KSB
period 2005-12-31
MILE MARKER INTERNATIONAL INC
filed 2006-02-24
CIK 930121

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the Fiscal Year ended December 31, 2005

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______  to  _______

     Commission file number   0-26150

                         MILE MARKER INTERNATIONAL, INC.
                         -------------------------------
      (Exact Name of Small Business Registrant as Specified In Its Charter)

            Florida                                       11-2128469
---------------------------------              ---------------------------------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this From 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

State Registrant's revenues for its most recent fiscal year:  $ 24,812,219

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2005: $ 16,361,071


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of December 31, 2005, was 9,966,117 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         MILE MARKER INTERNATIONAL, INC.

                             RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company's control, could negatively affect the Company's revenues, profitability or cash flows in the future. These factors include:

     o Demand for the Company's products in general and from U.S. Government entities in particular.
     o    Magnitude of price and product competition for the Company's products.
     o Effects of the weather and natural disasters on the demand for the Company's products.
     o Effects of foreign political, economic or military developments on the Company's international customer or supplier relationships.
     o    Ability to control costs and expenses.
     o    Ability to attract and retain qualified personnel.
     o Ability to develop and introduce new or enhanced versions of the Company's products.
     o Ability to protect and enforce patents and other intellectual property.
     o    Ability to operate a foreign subsidiary in China.


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

                         MILE MARKER INTERNATIONAL, INC.
                              Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2005


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

                                                                          Page
Item 1.      Description of Business .......................................  5
Item 2.      Description of Property .......................................  8
Item 3.      Legal Proceedings .............................................  8
Item 4.      Submission of Matters to a Vote of Security Holders ...........  8


                                    PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and Small
              Business Issuer Purchases of Equity Securities ...............  8
Item 6.      Management's Discussion and Analysis or Plan of Operation ..... 11
Item 7.      Financial Statements .......................................... 15
Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 15
Item 8A.     Controls and Procedures ....................................... 15
Item 8B.     Other Information ............................................. 16


                                   PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act ............ 16
Item 10.     Executive Compensation ........................................ 18
Item 11.     Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters .............................. 19
Item 12.     Certain Relationships and Related Transactions ................ 21
Item 13.     Exhibits ...................................................... 21
Item 14.     Principal Accountant Fees and Services ........................ 22
Signatures   ............................................................... 23

Item 1.   Description of Business

Form, Organization and Changes
------------------------------
Mile Marker International, Inc. (the "Company"), was organized as a New York corporation on August 15, 1960, under the name Nylo-Thane Plastics, Inc. On January 19, 1982, the Company's name was changed to Olan Laboratories International, Inc. From January 9, 1982 to December 28, 1993, the Company conducted business operations through a wholly-owned subsidiary, Olan Laboratories, Inc. On December 28, 1993, the Company's name was changed to Mile Marker International, Inc. On December 12, 1993, the Company entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Reorganization Agreement") with Mile Marker, Inc., a Florida corporation ("Mile Marker"). Pursuant to the Reorganization Agreement, which was completed and closed on December 28, 1993, (i) the Company's common stock was reverse split on a one share for ten shares basis; (ii) Olan Laboratories International, Inc. changed its name to Mile Marker International, Inc.; and (iii) 7,000,000 post-reverse-split shares of the Company's common stock were exchanged for all of the outstanding common shares of Mile Marker common stock, so that the shareholders of Mile Marker became the controlling shareholders of the Company, and Mile Marker became a wholly-owned subsidiary of the Company.

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

On January 6, 2005, the Company incorporated Mile Marker West, Inc., a wholly-owned subsidiary in the State of Washington, to distribute its products primarily in the western United States. On January 7, 2006, the Company incorporated Mile Marker Automotive Electronics (ShenZhen), Ltd. in ShenZhen, China, as a wholly-owned subsidiary of Mile Marker, Inc. to manufacture electronic components for its electric winches currently being sourced in China.

Principal Products
------------------
The Company, through its Mile Marker, Inc., Mile Marker West, Inc. and Mile Marker Automotive Electronics (ShenZhen), Ltd. subsidiaries, is a distributor of specialized vehicle parts primarily for the 4-wheel drive recreational/utility/military vehicle markets. Mile Marker and a predecessor company have been in business for over 25 years under the management of Mile Marker's founder, Chairman and Chief Executive Officer, Richard E. Aho. Mile Marker's unique patented line of hydraulic winches uses a vehicle's power steering pump as its source of energy. The Company's hydraulic winches are used extensively by the U.S. military on its new and retrofitted Humvees. In 2002, the Company added to its product line electric-powered winches, which represent an increasing proportion of the Company's revenues. The Company is also one of three nationally recognized suppliers of wheel locking hubs.

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

In 2002, the Company introduced a new model 8000 lb. electric winch manufactured to the Company's standards and specifications, making it one of the safest winches in this segment of the market. Following the initial success of this winch product manufactured in China, the Company has expanded its electric winch product line substantially to even more electric winch models. The Company is taking advantage of the excellent quality, better value, and very competitive pricing available in China in order to capture significant market share from its more established competitors. Additionally, with its own subsidiary in China, the Company will be able to add more value to its products.

Hubs
----
Hub products have been marketed under the "Mile Marker" trade name since 1986. The Company sells a full line of locking wheel hubs, conversion kits and other related accessory items. Mile Marker's hub products include a patented locking wheel hub for four-wheel drive vehicles that locks a four-wheel drive vehicle's front axles to insure four-wheel drive. In addition to its own patented hubs, Mile Marker bought the well-known line of Selectro@ hubs for trucks. Mile Marker's hubs are manufactured by its subcontractors in Taiwan and in the United States and tested and assembled as necessary in Kalama, Washington.

Intellectual Property
---------------------
The Company has multiple patents on several of its products, both in the United States and in certain key foreign countries. The Company's most significant patents are for its unique hydraulic winch. Patent #5,692,735, which was issued to the Company on December 2, 1997 for a Fail-Safe Hydraulic Vehicle Winch, expires on December 2, 2017. Patent #5,842,684, which was issued to the Company on December 1, 1998 for a Multi-Speed Hydraulic Winch, expires on December 1, 2018.

Manufacturing
-------------
Neither the Company nor its subsidiaries manufactures its own products. Product components are sourced on a quality and price basis in the United States and in several Asian countries. Each component is manufactured to the Company's standards and specifications pursuant to a separate purchase order on negotiated terms, which may vary with each purchase order based on general market conditions, availability of manufacturing capacity and the Company's time requirements. The Company is not dependent upon any single manufacturer and would not be adversely affected if it were unable to continue business with any of its existing manufacturers.

Customers
---------
During 2005 and 2004, sales to the Company's top five customers amounted to approximately 79% and 81% of total sales, respectively. The Company sells an increasing volume of its hydraulic winch/bumper assemblies to the original equipment manufacturer of military Humvees under multiple ongoing purchase orders. In addition, during 2005 and 2004, the Company delivered 1,629 and 3,249 hydraulic winch/bumper assemblies for the replacement of existing electric winches on military Humvees under several contracts from the United States Army Tank-Automotive and Armaments Command. Company sales under these military contracts had total sales values of $4,586,347 and $8,868,961 during 2005 and 2004, respectively.

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

Mile Marker's two major hub competitors are AVM in Brazil, whose hubs are distributed in the U.S. by Superwinch, and Warn. Warn is the Company's largest direct competitor, with several proprietary products competing against the Company's products, plus a long history of both Original Equipment Manufacturer
(OEM) and aftermarket sales. Warn's market emphasis appears to be on the recreational automotive aftermarket and automotive OEM parts sales.

Mile Marker's major winch competitors are Warn, Ramsey and Superwinch - none of which currently has a hydraulic winch similar to the patented Mile Marker winch designed around a power steering pump. The total winch sales for all three of the Company's major competitors are estimated at approximately $250 million a year. Warn is the Company's largest competitor in the winch market, and possesses a well-established brand name. In October of 2003, Warn was acquired by Dover Corporation. Warn's market emphasis appears to be on the OEM industrial market. Ramsey is the Company's second largest competitor in the winch market. Ramsey's market emphasis appears to be on commercial tow vehicle applications. Superwinch, Inc. is considered by the Company to be the smallest competitor and concentrates on mass- marketing smaller, low-cost winches.

Management and Personnel
------------------------
As of December 31, 2005, the Company had a total of 60 employees in all of its consolidated corporate entities. Thirty-five of the Company's employees were employed by the Company's Mile Marker, Inc. subsidiary at the Company's Pompano Beach, Florida, location. The Company's Executive Officers are the President/Chief Executive Officer, an Executive Vice President/COO and the Secretary/Treasurer/CFO. No employees belong to any union. The Company also uses various independent sales representatives, temporary employees and independent contractors to supplement its salaried and hourly employees.

Item 2.  Description of Property

On January 27, 2003, the Company purchased a 25,000 square foot warehouse and office building in Pompano Beach, Florida, for $1,575,000, to which the Company relocated in May of 2003. The Company also leases approximately 15,750 square feet of warehouse and office space in Pompano Beach, Florida, under long-term leases through June 2008 at a current monthly rent of $12,632. Approximately 9,500 square feet of this leased space has been sublet to other parties under long term leases for approximately $7,900 per month. The Company also leases a 20,000 square foot warehouse in Kalama, Washington, for $8,879 a month under a long-term lease through March 31, 2010. Commencing in 2006, the Company leased a 15,000 square foot warehouse in ShenZhen, China under a five year lease at a monthly rent of approximately $4,000.

Item 3.  Legal Proceedings

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2005 to a vote of security holders, through a solicitation or proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol MMRK. During 2005 and 2004, both bid and ask quotations have appeared regularly on the OTC Bulletin Board. The following bid quotations have been reported on Yahoo Finance for the period beginning January 1, 2004, and ended December 31, 2005, for the Company's stock:
                                                     High        Low
Quarter Ended March 31, 2004                         $2.60      $1.11
Quarter Ended June 30, 2004                          $3.65      $1.90
Quarter Ended September 30, 2004                     $4.00      $2.95
Quarter Ended December 31, 2004                      $3.85      $2.05
Quarter Ended March 31, 2005                         $5.00      $3.00
Quarter Ended June 30, 2005                          $5.20      $3.85
Quarter Ended September 30, 2005                     $4.00      $3.40
Quarter Ended December 31, 2005                      $3.80      $3.20

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

As of December 31, 2005, the Company had approximately 340 shareholders of record of the Company's common stock. However, a significant number of shares of the Company's common stock are held in "street name" by brokers on behalf of shareholders and are therefore held by many beneficial owners. The Company estimates that it has approximately 1,000 shareholders.

During 2005 and 2004, the Company purchased 58,155 and 34,000 of its common shares at a cost of $202,650 and $112,540, respectively. The following table itemizes the shares purchased by the Company in 2005 and 2004:

Small Business Issuer Purchases of Equity Securities
----------------------------------------------------
                 Total                       Total Number       Maximum Number
                 Number       Average        of Publicly       of Shares that
               of Shares     Price Paid       Announced            May Yet
   Period      Purchased     Per Share     Shares Purchased     be Purchased
--------------------------------------------------------------------------------
   Nov-04        34,000        $3.31            34,000                 382
   Sep-05           500        $3.50               500              99,500
   Nov-05         7,550        $3.38             7,550              91,950
   Dec-05        50,105        $3.50            50,105              41,845

As of December 31, 2005, there were 10,215,272 shares of the Company's common stock issued and 9,966,117 shares outstanding. Of those shares, 5,787,816 shares were "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not "affiliates" of the Company (as that term is defined in Securities and Exchange Commission Rule 144(a)(1)) may be sold without limitation under Rule 144(k). Shares held by affiliates and restricted shares held for more than one, but less than two, years may be sold pursuant and subject to the limitations of Rule 144. Based on the information available to it, the Company believes that on February 22, 2006, approximately 975,000 restricted shares could be sold without limitation, and approximately 5,670,000 shares held by affiliates (whether or not restricted) could be sold subject to Rule 144.

The Company paid cash dividends of $0.0625 per share on its common stock on January 17, 2005, April 29, 2005, July 5, 2005, and December 15, 2005. These payments represent a total of $0.25 per share in dividends for all of 2005, compared to $0.165 per share in 2004. The Company intends to continue its practice of paying quarterly cash dividends subject to periodic determinations that such cash dividends are in the best interest of the shareholders and that the Company's capital requirements have been satisfied. Our dividend policy may be affected by, among other matters, the views of our management and Board of Directors on the anticipated earnings of the Company, the Company's capital requirements and the Company's overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

On January 16, 2002, the Company's Board of Directors approved a 2002 Stock Plan to provide for stock options for employees and others. A total of 1,000,000 shares has been reserved for issuance under the Plan. This 2002 Stock Plan was approved by the Company's shareholders on January 8, 2003. No stock options were issued in 2005. During 2004, the Company issued 217,500 incentive stock options to employees, officers and directors at exercise prices of $3.15 to $3.47. All options were granted at the market prices or greater of the Company's common stock at the dates of the grants. All of the options expire in five years. Pursuant to SFAS 123, the pro forma after-tax expense of the options issued would have amounted to $115,951 in 2004, if such expense had been recognized.

Of the total of 607,500 options issued to date by the Company, 258,000 were exercised in 2004, 10,000 were exercised in 2005 and 229,000 were still outstanding as of December 31, 2005, as indicated below:

Equity Compensation Plan Information
------------------------------------
                          Number of Securities                            Number of Securities
                           to be Issued Upon        Weighted Average      Remaining Available
     Plan                    Exercise of           Exercise Price of      For Future Issuance
   Category               Outstanding Options     Outstanding Options      Under Equity Plans
-------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by               229,000                  $3.06                  392,500
Security Holders

Equity Compensation
Plans Not Approved                  -                       -                       -
by Security Holder

                      ---------------------------------------------------------------------------
Total                           229,000                  $3.06                  392,500

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. The information that follows includes results for the fiscal years ended December 31, 2005 and 2004.

Results of Operations
---------------------
The following table summarizes the results of operations for the calendar years indicated:

                                              2005         2005              2004         2004
                                             Amount       Percent           Amount       Percent
                                      -----------------------------  -----------------------------

Sales                                      $24,812,219     100.0%         $23,336,084     100.0%
Cost of Sales                               13,539,815      54.6%          12,333,860      52.9%
                                      -----------------------------  -----------------------------
   Gross Profit                             11,272,404      45.4%          11,002,224      47.1%
Selling Expenses                             1,446,490       5.8%           1,599,757       6.9%
General & Administrative Expenses            4,661,183      18.8%           3,703,381      15.8%
                                      -----------------------------  -----------------------------
   Income from Operations                    5,164,731      20.8%           5,699,086      24.4%
Interest Expense                              (329,924)     -1.3%            (150,778)     -0.6%
Other Income                                   217,346       0.9%                   0       0.0%
                                      -----------------------------  -----------------------------
   Income Before Income Taxes                5,052,153      20.4%           5,548,308      23.8%
Income Taxes                                (1,873,886)     -7.6%          (1,995,579)     -8.6%
                                      -----------------------------  -----------------------------
   Net Income                               $3,178,267      12.8%          $3,552,729      15.2%
                                      =============================  =============================


     The Company's total sales in 2005 increased by $1,476,135, or approximately 6%, from $23,336,084 in 2004 to $24,812,219 in 2005. This sales increase was due to $5,758,749, or approximately 40%, more commercial sales in 2005 than in 2004
- primarily OEM winch sales and electric winch sales, which were offset by $4,282,614 lower military winch sales.

     Total sales in the fourth quarter of 2005 were $6,845,544, compared to $6,413,638 for the same period in 2004, an increase of $431,906, or approximately 7%. Commercial sales in the fourth quarter of 2005 amounted to $4,848,973, compared to $3,682,265 in 2004, an increase of $1,166,708, or approximately 32%. Military winch sales in the fourth quarter of 2005 amounted to $1,996,571, compared to $2,731,373 in 2004, a decrease of $734,802, or approximately 27%.

     The Company's gross margin on sales decreased from 47.1% in 2004 to 45.4% in 2005 due to the shift in the Company's product sales to more high-volume purchasers of discounted winch products and some negative impact of higher raw materials prices on the Company's costs. The Company's gross margin on sales decreased from 48.3% in the fourth quarter of 2004 to 46.7% in the fourth quarter of 2005, primarily due to changes in the Company's product mix during the quarter.

     Selling expenses decreased by $153,267, or approximately 10% from $1,599,757 in 2004 to $1,446,490 in 2005 as military sales commissions were replaced with increased media advertising and promotion expenditures for commercial winch products. Most of this decrease occurred in the fourth quarter of 2005, as selling expenses decreased from $574,762 in the fourth quarter of 2004 to $434,348 in the fourth quarter of 2005, a decrease of $140,414, or approximately 24%.

     General and administrative expenses increased by $957,802, or about 26%, from $3,703,381 in 2004 to $4,661,183 in 2005. The most significant increases related primarily to employee compensation expenses. These increased by $676,039, or approximately 31%, to $2,883,040 in 2005 from $2,207,001 in 2004 due to higher staff levels and higher salaries and wages. Insurance expenses were the other major area of increase. These expenses were $156,706, or approximately 44%, higher in 2005 at $514,293, compared to $357,587 in 2004, primarily due to greater employee-related costs. Rent and depreciation expenses were also higher by $105,054, or approximately 33%, in 2005 compared to 2004 due to the cost of the Company's increased facilities in Washington State and in China.

     For the three months ended December 31, 2005, general and administrative expenses increased by $165,081, or about 17%, from $993,577 in the fourth quarter of 2004 to $1,158,658 in the fourth quarter of 2005. The most significant increases in general and administrative expenses from the fourth quarter of 2004 related primarily to salaries and wages, which increased by $101,873, or approximately 17% to $704,998 in the fourth quarter of 2005 from $603,125 in the fourth quarter of 2004 due to higher staffing and compensation expenses. Insurance expenses were $40,241 higher in the fourth quarter of 2005 at $137,226, compared to $96,985 in the same period in 2004, due to greater employee-related costs such as health insurance and workers compensation insurance.

     Relative to sales, the Company's total general and administrative costs increased from 15.9% of sales in 2004 to 18.8% of sales in 2005 despite several cost-cutting measures implemented by the Company during the third quarter. The ratio of general and administrative expenses to sales increased from 15.5% in the fourth quarter of 2004 to 16.9% in the fourth quarter of 2005.

     The Company's 2005 results of operations reflected operating income of $5,164,731 compared to operating income of $5,699,086 during 2004, a decrease of $534,355, or approximately 9%. The Company's results of operations for the fourth quarter of 2005 reflected operating income of $1,602,685 compared to operating income of $1,530,224 during the same period in 2004, an increase of $72,461, or approximately 5%.

     Other expenses, consisting of interest expense, offset by other income, were $112,578 in 2005, compared to $150,778 in 2004. However, interest expense in 2005 was $329,924, or more than double the $150,778 of 2004 interest expense. This major increase in interest expense was due to higher working capital borrowings to finance higher inventory levels at significantly higher interest rates. Offsetting this increase in interest expense was $217,346 of other income received from a hurricane damage insurance settlement and gains on the sale of Company-owned vehicles.

     In 2005, the Company recorded income before taxes of $5,052,153 compared to income before taxes of $5,548,308 during 2004, a decrease of $496,155 or approximately 9%. The Company's net income of $3,178,267 after taxes in 2005 was $374,462, or approximately 11% lower than the net income of $3,552,729 realized in 2004. However, the Company's net income after taxes for the fourth quarter of 2005 was $1,071,835, compared to $987,900 for the same quarter in 2004, an increase of approximately 8%. 2005 net income represented earnings per share of $0.32, both primary and fully diluted, compared to $0.36 earnings per share, primary and fully diluted, in 2004. Net income in the fourth quarter of 2005 represented earnings per share of $0.11, both primary and fully diluted, compared to $0.10 in earnings per share in the fourth quarter of 2004.

     The primary reason for the lower net income in 2005 compared to 2004 was the negative effect of higher general and administrative expenses in 2005 on the Company's operating leverage. As previously noted, the Company's financial results are heavily influenced by significant periodic sales to the U.S. military for replacement winches for existing Humvees. During 2005, the Company made significant investments in inventory, facilities and personnel in order to respond promptly to such sporadic military orders under multiple contracts. However, the anticipated level of military sales was not achieved in 2005, and some short-term cost-cutting measures were implemented.

     The Company's commercial sales have continued to increase as a proportion of the Company's total sales, but the Company's total sales in the future will continue to be affected significantly by the receipt of new military orders for replacement winches. The timing of such military orders is generally intermittent and unpredictable. Any major military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales and profits, while the delay or lack of such additional military orders could have a material adverse effect on the Company's future sales and profitability.

     While the Company has several significant contracts for replacement military winches, the Company's sales volume was, and continues to be, heavily influenced by the timing of military winch orders for the Company's unique patented winches. The Company's historical military sales volume is not sustainable in the near future without further military orders under its backlog of military winch contracts. The Company's five outstanding multi-year contracts represent approximately $50 million in potential military winch sales. During 2005, the Company's sales of its military bumper/winch assemblies under these military contracts amounted to $4,586,347, compared to $8,868,961 in 2004, a decrease of approximately 48%. However, the Company continues to anticipate significant new military replacement winch orders under its multiple military contracts.

     The Company's basic sales strategy continues to be increasing both hydraulic and electric winch sales to the various commercial markets with the addition of new winch models while continuing to sell significantly increasing numbers of its hydraulic winches to OEM customers.

Liquidity and Capital Resources
-------------------------------

The Company currently has a $7,000,000 working capital line of credit from a lender at an interest rate of 2.40% above the One Month London Interbank Offered Rate. On February 17, 2005, the Company's lender increased the amount and extended the maturity date of this working capital line of credit to April 30, 2007. In addition, this lender has also provided the Company with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building that was fully repaid in June of 2004. This line still remains available for new borrowings on a declining balance basis.

The Company's credit facilities are secured by substantially all of the Company's assets and contain certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth and the maintenance of certain fixed charge coverage ratios. The Company was in compliance with all covenants during 2005.

At December 31, 2005, the Company had working capital of $3,469,161 compared to $2,869,455 at December 31, 2004. The Company's current ratio increased to 1.53 on December 31, 2005, from 1.46 on December 31, 2004. During 2005, the Company's current assets increased by $1,001,190, from $9,045,587 on December 31, 2004, to $10,046,777 on December 31, 2005. Inventories, primarily military winch parts, increased by $1,441,773, from $4,762,790 at December 31, 2004 to $6,204,563 at
December 31, 2005. This inventory increase was offset by a decrease of $331,703 in accounts receivable and a decrease of $161,902 in cash balances at year end 2005.

The Company's current liabilities increased by $401,483 to $6,577,615 at December 31, 2005, compared to $6,176,132 at December 31, 2004. The Company's short-term borrowings under its line of credit increased by $634,549 to $4,399,238 from the December 31, 2004, level of $3,764,689. Accounts payable also increased by $201,044, from $867,277 at December 31, 2004 to $1,068,321 at
December 31, 2005, while income taxes payable decreased by $394,085 during the same period.

The Company's shareholders' equity increased by $502,177, from $5,189,698 on December 31, 2004, to $5,691,875 on December 31, 2005. This increase occurred despite a capital reduction of $2,504,940 for cash dividends paid to shareholders and the purchase of the Company's stock for $202,650. Capital was increased in 2005 from the $3,178,267 of net income earned in 2005 and the $31,500 proceeds received from the sale of Company stock pursuant to the exercise of stock options.

The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs. During 2005, the Company invested approximately $142,000 in capital expenditures, primarily furniture and equipment. The Company has no material commitments outstanding for major capital expenditures during 2006, but the Company may purchase more of its common stock, as it has done in 2004 and 2005.

The Company's cash balances decreased by $161,902 from the December 31, 2004, level of $334,208 to $172,306 on December 31, 2005. However, these cash balances are not indicative of the Company's true liquidity because the Company employs an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid. Included in the Company's outstanding note balance at December 31, 2005, were $109,796 of outstanding checks issued but not yet cleared at year-end.

The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic borrowings from its working capital line of credit. As the Company's revenue growth continues, particularly if it receives substantial additional military contracts, the Company will fund its working capital needs primarily from its operations and secondarily from its line of credit. During 2005, the Company's operating activities generated $2,039,983 in cash, which together with short term borrowings of $634,549 were used to pay cash dividends totaling $2,504,940 and to purchase $142,000 of capital expenditures.

Item 7.  Financial Statements

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1:
     Report of Independent Registered Public Accounting Firm .......  F-1
     Consolidated Balance Sheets - December 31, 2005
      and 2004 .....................................................  F-2
     Consolidated Statements of Income - Years Ended
      December 31, 2005 and 2004 ...................................  F-3
     Consolidated Statements of Shareholders' Equity - Years
      Ended December 31, 2005 and 2004 .............................  F-4
     Consolidated Statements of Cash Flows - Years Ended
      December 31, 2005 and 2004 ...................................  F-5
     Notes to Consolidated Financial Statements ....................  F-6 - F-17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-KSB. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b) Management's Annual Report on Internal Control Over Financial Reporting. This requirement by non-accelerated filers such as the Company was extended to fiscal years ending after July 15, 2007 by SEC Release 70 F.R. 56825 on September 25, 2005.

Item 8B. Other Information

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As of December 31, 2005, the Executive Officers and Directors of the Company were:

       Name                      Age               Position
       ----                      ---               --------
   Richard E. Aho                 61               Chairman, President,
                                                    Chief Executive Officer,
                                                    Director
   Drew V. Aho                    39               Executive Vice President,
                                                    Chief Operating Officer,
                                                    Director
   Alvin A. Hirsch                61               Secretary, Treasurer,
                                                    Chief Financial Officer
   Leslie J. Aho                  49               Director
   George R. Shelley              75               Director

Richard E. Aho formed Mile Marker, Inc. in 1984 to produce and market a series of new products in the automotive market. In 1980, Mr. Aho founded 4X4 Savings, Inc., a predecessor of Mile Marker, Inc., to sell a cost-saving product that was designed for the 4-wheel drive segment of the automotive industry. Mr. Aho became Chairman and Chief Executive Officer of the Company on December 28, 1993 and has served as a director since that date. Mr. Aho's expertise is in engineering research, new product design and development and contract manufacturing negotiations. He has received numerous patents on Mile Marker products which have been assigned to the Company.

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

Alvin A. Hirsch joined the Company as Secretary, Treasurer and Chief Financial Officer on December 1, 2001. Mr. Hirsch has been the President of Hirsch & Company, Inc., a management consulting firm, since 1986. Mr. Hirsch has also served as Chief Operating Officer, Chief Financial Officer, Secretary or Treasurer of several public and private companies during the past 23 years. He served as a Vice President of Bankers Trust Company and the Managing Director of Bankers Trust Australia from 1970 to 1983. Mr. Hirsch has a Masters Degree in Business Administration from New York University.

Leslie J. Aho has worked for the Company since its inception and became Secretary, Treasurer and a Director of the Company in 1993. Until September 2001, she was the officer responsible for the Company's production planning, assembly, warehousing, shipping and human resources management. In March 2005, Ms. Aho re-joined the Company as its Production Manager. Ms. Aho is the former wife of Richard Aho.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 2005 and 2004, the Company believes that the officers and directors of the Company did not file Form 4's when stock options were granted to them on June 27, 2004. All officers and directors filed a Form 5 on February 4, 2005, for these 2004 transactions. Except as identified herein and based solely on a review of its files concerning Rule 16a-3(e), the Company is not aware that any other person was required to, but did not, comply with Section 16(a).

Code of Ethics
--------------

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's three Executive Officers, including the Chief Executive Officer and the Chief Financial Officer. A copy of the Company's Code of Ethics may be obtained from the Company, without charge, by written request to the Chief Financial Officer at the Company's address.

Item 10. Executive Compensation

The following table and notes present for the three years ended December 31, 2005, all compensation paid by the Company to all executive officers whose total compensation exceeded $100,000 in any of the years ended December 31:

Summary Compensation Table                                                               LONG TERM
                                           ANNUAL COMPENSATION                          COMPENSATION
                                 --------------------------------------------      ------------------------
Officer Name and                  Fiscal                         Other Annual       Securities Underlying
Principal Position                 Year     Salary      Bonus    Compensation           Options/SARs
-----------------------------------------------------------------------------      ------------------------
Richard E. Aho                     2005    $280,000   $156,250     $12,000   (1)                 0
President and Chief                2004    $213,846    $80,000     $12,000   (1)            75,000
Executive Officer                  2003    $203,846    $40,000      $3,600   (1)           100,000

Drew V. Aho                        2005    $168,000    $50,000     $12,000   (1)                 0
Executive Vice President           2004    $138,000    $50,000     $13,200   (1)(2)         35,000
and Chief Operating Officer        2003    $110,015    $25,000      $9,600   (1)(2)         50,000

Alvin A. Hirsch                    2005    $168,000    $30,000      $7,200   (2)                 0
Secretary, Treasurer and           2004    $128,308    $30,000      $6,000   (2)            25,000
Chief Financial Officer            2003    $122,308    $15,000         -                    30,000

     (1)  - Directors Fees
     (2)  - Automobile Allowance

On November 1, 2004, the Company executed three-year Executive Employment Agreements with its President/CEO for an annual salary of $280,000, its Executive Vice President/COO for an annual salary of $168,000 and its Secretary/ Treasurer/CFO for an annual salary of $168,000.

Each of the Company's four directors received directors' fees of $12,000 during 2005. One of the Company's directors also received $5,500 in consulting fees during 2004 pursuant to a Consulting Agreement that has since been terminated.

The Company does not have a Compensation Committee. The Board of Directors determines the compensation of the Company's executive officers. All other compensation is determined by the executive officers on the basis of the value of an employee or a contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration.

During 2005, the Company did not issue any stock options. The following table indicates the outstanding stock options previously issued to the Company's officers:

Aggregate Options Exercised in Last Fiscal Year and Year-End Option Values
--------------------------------------------------------------------------
                                                  Number of        Value of
                      Number         Value       Shares for      In-the-Money
   Name of           of Shares      Realized     Unexercised      Unexercised
  Executive          Acquired          on        Exercisable      Exercisable
   Officer          on Exercise     Exercise       Options          Options
--------------------------------------------------------------------------------

Richard E. Aho           0             $0           75,000           $9,750

Drew V. Aho              0             $0           35,000          $15,750

Alvin A. Hirsch          0             $0           25,000          $11,250



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

As of December 31, 2005, the Company had issued 10,215,272 and had outstanding 9,966,117 shares of common stock.

    Name and Address               Number of Shares           Percentage of
    of Common Stock                of Common Stock            Common Stock
    Beneficial Owner               Beneficial Owned            Ownership
--------------------------------------------------------------------------------

Richard E. Aho (1)(2)(3)(4)             4,531,375                 44.45%
2121 Blount Road
Pompano Beach, FL  33069

Depository Trust Company (8)            3,535,241                 35.47%
7 Hanover Square
New York, NY  10004

Leslie J. Aho (1)(3)(4)(5)              1,598,750                 15.68%
2121 Blount Road
Pompano Beach, FL  33069

George R. Shelley (1)(4)                  610,000                  5.98%
1412 S.W. 13th Court
Pompano Beach, FL  33069

Drew V. Aho (1)(2)(4)(6)(7)               300,000                  2.94%
2121 Blount Road
Pompano Beach, FL  33069

Alvin A. Hirsch (2)(4)                    125,000                  1.23%
2121 Blount Road
Pompano Beach, FL  33069

All Executive Officers and              5,576,375                 54.70%
Directors as a Group (5 persons)

     (1)  Director
     (2)  Officer
     (3) Includes 1,588,750 shares owned by Leslie Aho, of which Richard Aho is the beneficial owner by virtue of a September 14, 2001 Shareholders Agreement.
     (4)  Includes Incentive Stock Options.
     (5)  Leslie J. Aho is the former wife of Richard E. Aho
     (6)  Drew V. Aho is the son of Richard E. Aho
     (7) Includes 50,000 shares held in trust for Mr. Aho's daughter but excludes 55,000 shares held by Mr. Aho's wife, in which he disclaims any beneficial ownership.
     (8) Nominee for all shares held in multiple "street name" brokerage accounts

Item 12. Certain Relationships and Related Party Transactions

Until January of 2005, a relative of the Company's President in Kalama, Washington. managed the Company's West Coast operations through a third party company and was paid commissions totaling $75,454 in 2004. In January of 2005, the Company acquired this third party company for $20,000 from this relative in consideration for this relative managing the Company's Mile Marker West, Inc. subsidiary as its president for a salary of approximately $70,000.


Item 13.  Exhibits

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number                           Description
------                           -----------
2.1                Exchange of Stock Agreement between the Registrant
                    and Olan Laboratories International, Inc. dated
                    December 12, 1993 (1)
2.2                Agreement and Plan of Merger dated November 8, 2000 (1)
2.3                Articles of Merger dated November 8, 2000 (1)
3.1                Articles of Incorporation, as amended (1)
3.2                By-Laws of MileMarker International, Inc. (1)
4.1                Form of Common Stock Certificate  (1)
4.2                Registration Agreement between the Company and
                    Pennsylvania Merchant Group, Ltd. (1)
10.1               Mile Marker International, Inc. 2002 Stock Plan (1)
10.2               Contract No. DAAE07-03-D-S057 dated July 10, 2004 (1)
10.3               Contract No. W56HZV-05-D-0057 dated February 14, 2005 (2)
14.0               Code of Ethics adopted February 12, 2005 (1)
21.0               Subsidiaries of the Registrant (2)
31.1               Section 302 Certificate of Chief Executive Officer (2)
31.2               Section 302 Certificate of Chief Financial Officer (2)
32.1               Section 906 Certificate of Chief Executive Officer (2)
32.2               Section 906 Certificate of Chief Financial Officer (2)

     (1)  Previously filed
     (2)  Filed herewith

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, (iii) services rendered in connection with tax preparation, compliance, advice and assistance and (iv) all other services:

Services                                  2005                2004
--------                                  ----                ----

Audit Fees                             $49,599             $49,125
Audit- Related Fees                     $1,965              $1,500
Tax Fees                                $5,801              $3,300
All Other Fees                            $700              $3,350
                                   ------------        ------------
     Total Fees                        $58,065             $57,275
                                   ============        ============



The engagement of Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants, as the Company's independent registered public accounting firm for calendar year 2005 was ratified and approved by the Board of Directors and the shareholders of the Company on May 23, 2005.

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MILE MARKER INTERNATIONAL, INC.


Dated: February 22, 2006                  By: /s/ Richard E. Aho
                                              ----------------------------------
                                          Richard E. Aho, Chairman, President
                                            and Chief Executive Officer


                                          By: /s/ Alvin A. Hirsch
                                              ----------------------------------
                                          Alvin A. Hirsch, Secretary, Treasurer
                                            and Chief Financial Officer



Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

       Signatures                   Titles                   Dates
       ----------                   ------                   -----

/s/ Richard E. Aho
------------------------       President, Chairman,          February 22, 2006
    Richard E. Aho              Chief Executive Officer,
                                and Director

/s/ Drew V. Aho
------------------------       Executive Vice President,     February 22, 2006
    Drew V. Aho                 Chief Operating Officer
                                and Director

/s/ Leslie J. Aho
------------------------       Director                      February 22, 2006
    Leslie J. Aho

/s/ George R. Shelley
------------------------       Director                      February 22, 2006
    George R. Shelley

                       Berenfeld Spritzer Shechter & Sheer
                          CERTIFIED PUBLIC ACCOUNTANTS
                   1551 Sawgrass Corporate Parkway, Suite 130
                             Sunrise, Florida 33323
                   Telephone (954) 370-2727 Fax (954) 370-2776


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Shareholders of Mile Marker International, Inc.

We have audited the accompanying consolidated balance sheets of Mile Marker International, Inc. (a Florida corporation), and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two years ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mile Marker International, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Berenfeld Spritzer Shechter & Sheer

Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants

February 10, 2006
Sunrise, Florida

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31


ASSETS                                                                    2005                    2004
                                                               -----------------------------------------------
CURRENT ASSETS
  Cash                                                                      $172,306                 $334,208
  Accounts Receivable, net of allowance for doubtful
    accounts of $5,000 and $20,000, respectively                           3,448,848                3,780,551
  Inventories                                                              6,204,563                4,762,790
  Deferred Tax Asset                                                          58,553                   57,988
  Prepaid Expenses                                                           162,507                  110,050
                                                               -----------------------------------------------
      Total Current Assets                                                10,046,777                9,045,587

PROPERTY, PLANT AND EQUIPMENT, NET                                         2,153,436                2,273,640

INTANGIBLE ASSETS, NET                                                        85,251                   79,453

OTHER ASSETS                                                                  92,873                   73,063
                                                               -----------------------------------------------
        Total Assets                                                     $12,378,337              $11,471,743
                                                               ===============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable - Line of Credit                                          $4,399,238               $3,764,689
  Accounts Payable                                                         1,068,321                  867,277
  Income Taxes Payable                                                       887,417                1,281,502
  Accrued Liabilities                                                        222,639                  262,664
                                                               -----------------------------------------------
      Total Current Liabilities                                            6,577,615                6,176,132

DEFERRED TAX LIABILITY                                                       108,847                  105,913
                                                               -----------------------------------------------
      Total Liabilities                                                    6,686,462                6,282,045
                                                               -----------------------------------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
  authorized, 10,215,272 shares issued and outstanding at
  December 31, 2005 and December 31, 2004, respectively.                      10,215                   10,215
Additional Paid-in Capital                                                 1,118,388                1,118,388
Less Treasury Shares (249,155 and 201,000 Shares at Cost)                   (490,270)                (319,120)
Retained Earnings                                                          5,053,542                4,380,215
                                                               -----------------------------------------------
      Total Shareholders' Equity                                           5,691,875                5,189,698

                                                               -----------------------------------------------
                                                               -----------------------------------------------
Total Liabilities & Shareholders' Equity                                 $12,378,337              $11,471,743
                                                               ===============================================


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                            Years Ended December 31,


                                                                          2005                    2004
                                                               -----------------------------------------------
Sales                                                                    $24,812,219              $23,336,084
Cost of Sales                                                             13,539,815               12,333,860
                                                               -----------------------------------------------
              Gross Profit                                                11,272,404               11,002,224
                                                               -----------------------------------------------

Selling Expenses                                                           1,446,490                1,599,757
                                                               -----------------------------------------------

General and Administrative Expenses
   Salaries and Wages                                                      2,883,040                2,207,001
   Insurance Costs                                                           514,293                  357,587
   Professional Fees                                                         270,170                  301,550
   Depreciation and Amortization                                             271,820                  233,978
   Rent Expense                                                              155,715                   88,503
   Vehicle Expenses                                                           68,273                   88,976
   Research & Development                                                     54,955                   63,933
   Other Expenses                                                            442,917                  361,853
                                                               -----------------------------------------------
      Total General and Administrative Expenses                            4,661,183                3,703,381
                                                               -----------------------------------------------
              Total Expenses                                               6,107,673                5,303,138
                                                               -----------------------------------------------

Income from Operations                                                     5,164,731                5,699,086
                                                               -----------------------------------------------

Other Income/(Expense)
       Interest Expense                                                     (329,924)                (150,778)
       Other Income                                                          217,346                         -
                                                               -----------------------------------------------
              Other (Expense)                                               (112,578)                (150,778)
                                                               -----------------------------------------------

Income before Provision for Income Taxes                                   5,052,153                5,548,308

Provision for Income Taxes                                                 1,873,886                1,995,579
                                                               -----------------------------------------------

      Net Income                                                          $3,178,267               $3,552,729
                                                               ===============================================

Per Share Data:
   Weighted Average Shares Outstanding - Basic                            10,018,968                9,905,290
   Weighted Average Shares Outstanding - Diluted                          10,074,297                9,932,492

  Earnings per Common Share - Basic                                            $0.32                    $0.36
  Earnings per Common Share - Diluted                                          $0.32                    $0.36


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2005 and 2004


                                                        ADDITIONAL
                                 COMMON SHARES           PAID IN        TREASURY SHARES        RETAINED      TOTAL
                                SHARES       AMOUNT      CAPITAL       SHARES      AMOUNT      EARNINGS     EQUITY
                             ------------------------------------------------------------------------------------------
Balance December 31, 2003       10,215,269     $10,215    $1,190,028   (425,000)   ($512,000)  $2,467,256   $3,155,499

Purchase of Treasury Shares             -             -          -      (34,000)    (112,540)           -     (112,540)

Exercise of Stock Options                3            -      (71,640)   258,000      305,420            -      233,780

Payment of Dividends                    -             -          -              -          -   (1,639,770)  (1,639,770)

Net Income for Year 2004                -             -          -              -          -    3,552,729    3,552,729

                             ------------------------------------------------------------------------------------------
Balance December 31, 2004       10,215,272      10,215     1,118,388   (201,000)    (319,120)   4,380,215    5,189,698

Purchase of Treasury Shares             -             -          -      (58,155)    (202,650)           -     (202,650)

Exercise of Stock Options               -             -          -       10,000       31,500            -       31,500

Payment of Dividends                    -             -          -              -          -   (2,504,940)  (2,504,940)

Net Income for Year 2005                -             -          -              -          -    3,178,267    3,178,267

                             ------------------------------------------------------------------------------------------
Balance December 31, 2005       10,215,272     $10,215    $1,118,388   (249,155)   ($490,270)  $5,053,542   $5,691,875
                             ==========================================================================================


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                         2005                    2004
                                                               -----------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                $3,178,267               $3,552,729
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                              300,060                  268,769
  Deferred income taxes                                                        2,369                   29,027
  Inventory obsolescense reserves                                             26,900                   37,362
  Bad debt provisions                                                         26,027                   22,275
  Gain on disposition of assets                                              (25,316)                        -
(Increase) decrease in:
    Accounts receivable                                                      305,676                 (668,613)
    Inventories                                                           (1,468,673)              (1,328,324)
    Prepaid expenses                                                         (52,457)                 (67,670)
    Other assets                                                             (19,804)                  (1,058)
(Decrease) increase in:
    Accounts payable                                                         201,044                   23,391
    Income taxes payable                                                    (394,085)               1,087,094
    Accrued liabilities                                                      (40,025)                 111,698
                                                               -----------------------------------------------
Net cash provided by operating activities                                  2,039,983                3,066,680

INVESTING ACTIVITIES:
Proceeds from sale of assets                                                  34,900                          -
Additions to intangible assets                                               (53,244)                 (56,539)
Acquisitions of property and equipment                                      (142,000)                (464,111)
                                                               -----------------------------------------------
Net cash used in investing activities                                       (160,344)                (520,650)

FINANCING ACTIVITIES
Proceeds from (repayment of) short term borrowing - net                      634,549                 (242,350)
Proceeds from common shares sold pursuant to options                          31,500                  233,780
Purchase of treasury stock                                                  (202,650)                (112,540)
Payment of dividends                                                      (2,504,940)              (1,639,770)
Repayment of long-term debt                                                       -                (1,149,750)
                                                               -----------------------------------------------
Net cash used in financing activities                                     (2,041,541)              (2,910,630)

Decrease in Cash                                                            (161,902)                (364,600)
Cash at Beginning of Period                                                  334,208                  698,808
                                                               -----------------------------------------------
Cash at End of Period                                                       $172,306                 $334,208
                                                               ===============================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $319,304                 $145,296
   Cash paid during the period for income taxes                           $2,295,068                 $878,000


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

1. Summary of Significant Accounting Policies

    a.  Basis of Presentation

The consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiaries, Mile Marker, Inc. and Mile Marker West, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

    b.  Organization and Business

Mile Marker International, Inc., through its wholly-owned operating subsidiaries, Mile Marker Inc. and Mile Marker West, Inc., is a distributor of an innovative line of hydraulic winches used by the U.S. military, owners of sport utility vehicles and light trucks, and a line of hubs, which are components in four-wheel drive automobile transmission systems. The Company is a supplier of "Wheel Locking Hubs" as well as other accessory items. In 2002, the Company commenced marketing and distributing electric winches to its commercial customers. The Company's customer base is located throughout the United States and many foreign countries.

c.       Revenue Recognition

The Company recognizes revenue when the economic risk for the goods is passed to the buyers, which is usually at the time of shipping, net of sales returns and trade discounts.

     d.  Credit Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balance was approximately $101,000 at December 31, 2005. At December 31, 2004, there were no amounts in excess of the FDIC insured limit.

Concentrations of credit risk with respect to trade receivables are reduced due to the diversity of the Company's customers and the addition of credit insurance starting in 2004 for most domestic and foreign customers. Trade receivables from the U.S. Government and one very large privately-held customer are not covered by such credit insurance. The Company conducts ongoing credit evaluations of its customers but does not require collateral or other security from most customers.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

Summary of Significant Accounting Policies (Continued)

During the years ended December 31, 2005 and 2004, approximately 65.7% of sales and 67.6% of accounts receivable, and approximately 61.1% of sales and 73.2% of accounts receivable, respectively, were attributable to approximately three customers. However, one of these was the U.S. Government.

     e.  Accounts Receivable

Accounts receivable consist of balances primarily due from sales. The Company monitors accounts receivable, conducts ongoing credit evaluations of its customers and provides allowances for bad debts when considered necessary. As of December 31, 2005 and 2004, the Company established such allowances of $5,175 and $20,305, respectively. Recoveries of accounts previously written off are included in the periods in which the recoveries are made.

     f.  Inventories

Inventories consist primarily of merchandise purchased for resale and are valued at the lower of cost (first-in, first-out basis) or market. The Company's products are primarily manufactured overseas and arrive in the United States substantially complete. Costs associated with preparing inventory for sale are more appropriately classified as period costs rather than inventory costs. The Company provides appropriate reserves for slow-moving and obsolete inventory, as considered necessary.

     g.  Property, Plant and Equipment

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

     h.  Intangible Assets

The cost of patents is being amortized on a straight line basis over their expected lives, generally 13 to 21 years. Deferred financing charges incurred in connection with the Company's credit agreement (see Note 5) with the Company's lender are being amortized over the life of the credit facility, as extended.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

Summary of Significant Accounting Policies (Continued)

     i.  Income Taxes

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

     m.  Fair Value of Financial Instruments

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

Summary of Significant Accounting Policies (Continued)

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

     n.   Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $511,000 in 2005 and $342,000 in 2004.

     o.  Research and Development Costs

Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured. These costs primarily consist of development materials and supplies directly related to the research and development of new technology and products. Research and development costs for the years ended December 31, 2005 and 2004 amounted to approximately $55,000 and $64,000, respectively.

     p.   Recent Pronouncements in Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation", supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. The Company believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 7 pursuant to the disclosure requirements of SFAS No. 148.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No.151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the impact of adopting SFAS No 151 to have a material impact on its consolidated results of operations or financial position.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Non-monetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal years beginning after July 1, 2005. The Company does not expect the impact of adopting SFAS No 153 to have a material impact on its consolidated results of operations or financial position.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of adopting SFAS No 154 to have a material effect on its consolidated results of operations or financial position.

     q.  Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements and related footnotes to conform to the current year's presentation.

2.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                          2005                2004
                                          ----                ----

Building & Leasehold Improvements           $1,725,601          $1,722,623
Molds, Dies & Tooling                       $1,097,985          $1,071,480
Autos, Trucks & Forklifts                     $286,421            $365,256
Office & Computer Equipment                   $479,153            $424,789
                                     --------------------------------------
                                            $3,589,160          $3,584,148
Less Accumulated Depreciation              ($1,435,724)        ($1,310,508)
                                     --------------------------------------
                                            $2,153,436          $2,273,640
                                     ======================================

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

Depreciation expense was approximately $253,000 in 2005 and $205,000 in 2004.

3.   Intangible Assets

Intangible assets consist of the following:

                                                  2005             2004
                                                  ----             ----

Patents                                             $180,755         $162,512
Less Accumulated Amortization                      ($118,663)       ($111,163)
Deferred Financing Costs                             $59,459          $74,459
Less Accumulated Amortization                       ($36,300)        ($46,355)
                                            ----------------------------------
             Total                                   $85,251          $79,453
                                            ==================================

Amortization expense was approximately $47,000 in 2005 and $63,000 in 2004. Estimated amortization expense for each of the ensuing years through December 31, 2010 is estimated at approximately $50,000 per year.

4.   Other Assets

Other assets consist of the following:

                                                 2005          2004
                                                 ----          ----

Security Deposits                                  $40,049        $8,063
Other Deposits                                     $52,824       $65,000
                                            -----------------------------
             Total                                 $92,873       $73,063
                                            =============================

5.   Notes Payable

The Company currently has a $7,000,000 working capital line of credit from a lender at an interest rate of 2.40% above the One Month London Interbank Offered Rate which is secured by all assets of the Company. Balances outstanding under this facility were $4,399,238 and $3,764,689 at December 31, 2005 and 2004, respectively. Included in the outstanding note balance at December 31, 2005 was $109,796 of outstanding checks. The Company maintains a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid. On February 17, 2005, the Company's lender extended the maturity date of this working capital line of credit to April 30, 2007.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004


5.   Notes Payable (Continued)

On February 6, 2003, the Company's lender supplemented the Company's working capital line of credit with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building. This line was fully repaid in June of 2004, but it remains available for borrowings on a declining balance basis. Borrowings under this facility bear an interest rate of 2.55 % over the One Month London Interbank Offered Rate and have scheduled monthly principal payments of $5,250 until repayment in 2013.

These credit facilities are secured by substantially all of the Company's assets and contain certain affirmative, negative and financial covenants that, among other things, specify a certain minimum tangible net worth and the maintenance of certain fixed charge coverage ratios. The Company was in compliance with all such covenants during 2005.

6.   Income Taxes

The Company's provision for income taxes for the years ended December 31 was comprised of the following:

                                  2005                  2004
                                  ----                  ----
Currently payable:
     Federal                        $1,639,660             $1,710,084
     State                            $231,857               $256,468
                            ------------------------------------------
                                    $1,871,517             $1,966,552
Deferred                                $2,369                $29,027
                            ------------------------------------------
                  Total             $1,873,886             $1,995,579
                            ==========================================

As of December 31, 2005, the components of the Company's deferred tax assets and the deferred tax liability consisted of the following:

                                            Deferred           Deferred
                                            Tax Asset        Tax Liability
Allowance for doubtful accounts                   $  1,760         $      -
Inventory reserve                                   29,593                -
Warranty reserve                                    27,200                -
                                         ------------------------------------
Total current                                     $ 58,553         $      -
                                         ====================================
Tax/book basis of property, plant
 and equipment                                    $      -         $ 108,847
                                         ------------------------------------
Total non-current                                 $      -         $ 108,847
                                         ====================================

        MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                                Notes to Consolidated Financial Statements
                                Years Ended December 31, 2005 and 2004

6.     Income Taxes (Continued)

The total tax provisions for 2005 and 2004 vary from the amounts computed by applying the statutory Federal and state rates to income before income taxes for the following reasons:


                                              2005                2004
                                              ----                ----
Federal income tax at statutory rate         $1,717,732          $1,886,425
State tax rate                                 $181,878            $199,739
Various book/tax timing differences            ($25,724)           ($90,585)
                                       -------------------------------------
                                             $1,873,886          $1,995,579
                                       =====================================

7.  Common Stock and Stock Options

During 2005 and 2004, the Company purchased 10,000 and 34,000 of its common shares at a cost of $202,650 and $112,540, respectively. At December 31, 2005, 249,155 of the purchased shares were held by the Company as treasury shares. The Company paid cash dividends of $0.0625 per share on its common stock on January 17, 2005, April 29, 2005, July 5, 2005, and December 15, 2005. These payments represented a total of $0.25 per share in dividends for all of 2005, compared to $0.165 per share in 2004.

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

During the year ended December 31, 2005, the Company issued no stock options.

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

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

7.  Common Stock and Stock Options (Continued)

requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for employee stock options has been determined in accordance with the fair value based method prescribed by SFAS
123. The per share weighted average fair value of stock options granted during 2004 was $3.28 on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: volatility of 48.6%; expected dividend yield of 6.58%; risk free interest rate of approximately 3.6%; and an expected life of 5 years. The option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, valuation models require input of highly subjective assumptions, including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimates, the actual results can vary significantly from estimated results.

Under the accounting provisions of SFAS 123, the Company's 2005 and 2004 net income and net income per share would have been decreased to the pro forma amounts indicated below:

SFAS 123 Pro Forma Effects:
                                   2005                2004
                                   ----                ----
Reported Net Income          $3,178,267          $3,552,729
Pro Forma Net Income         $3,178,267          $3,436,778
Earnings Per Share:
Basic - As Reported               $0.32               $0.36
Basic - Pro Forma                 $0.32               $0.35
Diluted - As Reported             $0.32               $0.36
Diluted - Pro Forma               $0.32               $0.35

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

7.  Common Stock and Stock Options (Continued)

Stock option activity for the years ended December 2005 and 2004 was as follows:

                                         Number          Weighted Avg.
                                       of Shares         Exercise Price
                                   ----------------------------------------
Balance, January 1, 2004                      365,000        $0.94
    Options granted                           217,500        $3.28
    Options exercised                        (258,000)       $0.91
    Options forfeited/expired                 (52,000)       $0.95
                                   -------------------
Balance December 31, 2004                     272,500        $2.83
    Options granted                                 0        $0.00
    Options exercised                         (10,000)       $3.15
    Options forfeited/expired                 (33,500)       $1.21
                                   -------------------
Balance December 31, 2005                     229,000        $3.06
                                   ===================


Stock options outstanding and exercisable at December 31, 2005 were as follows:


              Stock Options Outstanding                              Stock Options Exercisable
              -----------------------------------                   ---------------------------------------------
                                   Weighted           Weighted                                  Weighted
  Range of        Shares           Average            Average              Shares                Average
  Exercise      Outstanding        Exercise          Remaining          Outstanding             Exercise
   Prices                           Price               Life                                      Price
-----------------------------------------------------------------------------------------------------------------
        $1.22          25,000       $1.22            35 months                    25,000          $1.22
        $3.15         119,000       $3.15            42 months                   119,000          $3.15
        $3.47          85,000       $3.47            42 months                    85,000          $3.47


No stock options were granted during the year at exercise prices which equaled or exceeded market values of stock at the dates of grant.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

8.  Related Party Transactions

Each of the Company's four directors received directors' fees of $12,000 during 2005 and during 2004. One of the Company's directors also received $5,500 in consulting fees during 2004 pursuant to a Consulting Agreement that has since terminated.

Until January of 2005, a relative of the Company's President in Kalama, Washington. managed the Company's West Coast operations through a third party company and was paid commissions totaling $75,454 in 2004. In January of 2005, the Company acquired this third party company for $20,000 from this relative in consideration for this relative managing the Company's Mile Marker West, Inc. subsidiary as its president for a salary of approximately $70,000.

9.   Commitments and Contingencies

Legal

From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's results of operations or financial condition.

Leases

The Company leases its office and warehouse facilities under non-cancelable operating leases through 2008. Rent expense for the years ended December 31, 2005 and 2004 was approximately $156,000 and $89,000, respectively. The Company also has several operating leases for office equipment through 2007.

At December 31, 2005, future minimum lease payments were as follows:

                     Gross              Sublet            Net
                    Payments           Receipts         Payments
              -------------------------------------------------------
    2006            $260,150          ($94,967)         $165,183
    2007            $262,260          ($96,924)         $165,336
    2008            $186,131          ($49,527)         $136,604
    2009            $106,548                $0          $106,548
    2010             $26,637                $0           $26,637
              -------------------------------------------------------
    TOTAL           $841,726         ($241,418)         $600,308
              =======================================================

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

9.   Commitments and Contingencies (Continued)

Employment Agreements

In November 2004, the Company entered into three-year Executive Employment Agreements with its three executive officers. These agreements expire in October 2007 and are renewable for one-year term extensions. The future liabilities for all employment agreements of the Company are as follows:

          2006            $737,667
          2007            $520,833

10.  Industry Segment and Operations by Geographic Areas

The Company operates predominantly in one industry segment - that being the production, distribution and marketing of winches and 4-wheel drive hubs and coupling devices. During 2005 and 2004, sales to the top five customers amounted to approximately 79% and 81% of total sales, respectively.

The Company operates worldwide, but primarily in North America and Europe. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Foreign revenues, foreign operating income and foreign identifiable assets were approximately $979,000, $204,000 and $220,000, respectively, in 2005, and approximately $831,000, $203,000 and $134,000, respectively, in 2004. All transactions are recorded in U.S. Dollars. The Company has assets and some major suppliers in Taiwan and the People's Republic of China. These economies have been affected by the economic and political factors associated with many of the countries in the Asia region. The Company's management is unable to quantify the effects of such factors on the Company's operations.

11.  Subsequent Event

On January 7, 2006, the Company incorporated Mile Marker Automotive Electronics (ShenZhen), Ltd. in ShenZhen, China, as a wholly-owned subsidiary of Mile Marker, Inc. to manufacture electronic components for its electric winches currently being sourced in China.