Form 10QSB
period 2006-03-31
MILE MARKER INTERNATIONAL INC
filed 2006-05-05
CIK 930121

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   Commission file
        March 31, 2006                                            Number 0-26150


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On April 28, 2006, the Registrant had outstanding 9,956,117 shares of common stock, $.001 par value.

                         MILE MARKER INTERNATIONAL, INC.

                                      INDEX
                                                                        Page No.

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets, March 31, 2006,
                and December 31, 2005                                          4

                Condensed Consolidated Statements of Income, Three months
                ended March 31, 2006, and March 31, 2005                       5

                Condensed Consolidated Statements of Cash Flows, Three
                months ended March 31, 2006, and March 31, 2005                6

                Notes to Condensed Consolidated Financial Statements           7

Item 2.         Management's Discussion and Analysis or Plan of Operation   8-10

Item 3.         Controls and Procedures                                       11


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                             11

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds   11

Item 3.         Defaults Upon Senior Securities                               11

Item 4.         Submission of Matters to a Vote of Security Holders           12

Item 5.         Other Information                                             12

Item 6.         Exhibits                                                      12

SIGNATURES                                                                    13

CERTIFICATIONS                                                             14-19

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2006 and December 31, 2005
                                    UNAUDITED

                                                                   March 31,  December 31,
ASSETS                                                                2006         2005
                                                                  -----------  -----------
CURRENT ASSETS
  Cash                                                           $   303,003  $   172,306
  Accounts Receivable, net of allowance for doubtful
    accounts of $13,000 and $5,000, respectively                   3,713,567    3,448,848
  Inventories                                                      5,486,364    6,204,563
  Deferred Tax Asset                                                  72,065       58,553
  Prepaid Expenses                                                   290,104      162,507
                                                                  -----------  -----------
      Total Current Assets                                         9,865,103   10,046,777

PROPERTY, PLANT AND EQUIPMENT, NET                                 2,248,499    2,153,436
INTANGIBLE ASSETS, NET                                               122,281       85,251
OTHER ASSETS                                                          83,973       92,873
                                                                  -----------  -----------
      Total Assets                                               $12,319,856  $12,378,337
                                                                  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                                 $ 4,448,802  $ 4,399,238
  Accounts Payable                                                 1,232,807    1,068,321
  Income Taxes Payable                                               500,242      887,417
  Accrued Liabilities                                                205,639      222,639
                                                                  -----------  -----------
      Total Current Liabilities                                    6,387,490    6,577,615

DEFERRED TAX LIABILITY                                               105,833      108,847
                                                                  -----------  -----------
      Total Liabilities                                            6,493,323    6,686,462
                                                                  -----------  -----------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
  authorized, 10,215,272 shares issued at March 31, 2006
  and December 31, 2005, respectively.                                10,215       10,215
Additional Paid-in Capital                                         1,118,388    1,118,388
Less Treasury Shares (259,155 and 201,000 Shares at Cost)           (527,470)    (490,270)
Retained Earnings                                                  5,225,280    5,053,542
Foreign Exchange Translation Adjustments                                 120            -
                                                                  -----------  -----------
      Total Shareholders' Equity                                   5,826,533    5,691,875
                                                                  -----------  -----------
Total Liabilities & Shareholders' Equity                         $12,319,856  $12,378,337
                                                                  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                          Three Months Ended March 31,
                                    UNAUDITED

                                                               2006         2005
                                                            -----------  -----------
Sales                                                      $ 7,289,801  $ 7,481,723
Cost of Sales                                                4,183,624    3,964,814
                                                            -----------  -----------
              Gross Profit                                   3,106,177    3,516,909
                                                            -----------  -----------

Selling Expenses                                               446,062      358,921
                                                            -----------  -----------

General and Administrative Expenses
  Salaries and Wages                                           719,957      963,210
  Insurance Costs                                              144,068      115,827
  Professional Fees                                            131,653      103,700
  Depreciation and Amortization                                 74,723       67,733
  Rent Expense                                                  48,998       20,811
  Vehicle Expenses                                              17,494       15,027
  Research & Development                                        15,120       13,411
  Other Expenses                                               131,566      134,306
                                                            -----------  -----------
      Total General and Administrative Expenses              1,283,579    1,434,025
                                                            -----------  -----------
              Total Expenses                                 1,729,641    1,792,946
                                                            -----------  -----------
Income from Operations                                       1,376,536    1,723,963
                                                            -----------  -----------
Other Income/Expense
      Interest Expense                                          76,625       54,691
      Other Income                                                 (62)           -
                                                            -----------  -----------
              Other Expense                                     76,563       54,691

Income before Provision for Income Taxes                     1,299,973    1,669,272

Provision for Income Taxes                                     505,352      627,243
                                                            -----------  -----------
      Net Income                                           $   794,621  $ 1,042,029
                                                            ===========  ===========

Per Share Data:
  Weighted Average Shares Outstanding - Basic                9,963,561   10,014,272
  Weighted Average Shares Outstanding - Diluted              9,999,108   10,087,836

  Earnings per Common Share - Basic                        $      0.08  $      0.10
  Earnings per Common Share - Diluted                      $      0.08  $      0.10

The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                    UNAUDITED

                                                                     2006         2005
                                                                 -----------  -----------
OPERATING ACTIVITIES:
Net income                                                      $   794,621   $1,042,029
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                      77,657       76,430
  Deferred income taxes                                             (16,526)     (15,205)
  Inventory obsolescense reserves                                     6,558        9,318
  Bad debt provisions                                                 7,479       15,779
(Increase) decrease in:
  Accounts receivable                                              (272,198)  (1,702,145)
  Inventories                                                       711,641     (139,333)
  Prepaid expenses                                                 (127,597)     (40,099)
  Other assets                                                        8,903      (21,948)
(Decrease) increase in:
  Accounts payable                                                  164,486      225,664
  Income taxes payable                                             (387,175)    (657,552)
  Accrued liabilities                                               (17,001)     (30,029)
                                                                 -----------  -----------
Net cash provided by/(used in) operating activities                 950,848   (1,237,091)

INVESTING ACTIVITIES:
Additions to intangible assets                                      (48,941)     (37,702)
Acquisitions of property and equipment - net                       (160,812)     (37,116)
                                                                 -----------  -----------
Net cash (used in) investing activities                            (209,753)     (74,818)

FINANCING ACTIVITIES
Proceeds from short term borrowing - net                             49,564    1,723,482
Purchase of treasury stock                                          (37,200)           -
Payment of dividends                                               (622,882)    (625,892)
                                                                 -----------  -----------
Net cash (used in)/provided by financing activities                (610,518)   1,097,590

Effect of exchange rate fluctuations on cash                            120            -

Increase/(decrease) in Cash                                         130,697     (214,319)

Cash at Beginning of Period                                         172,306      334,208
                                                                 -----------  -----------
Cash at End of Period                                           $   303,003   $  119,889
                                                                 ===========  ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                      $    77,060   $    52,688
  Cash paid during the period for income taxes                  $   910,000   $ 1,300,000

The accompanying notes are an integral part of these financial statements.

                         MILE MARKER INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of Mile Marker International, Inc. and its wholly-owned subsidiaries, Mile Marker, Inc., Mile Marker West, Inc. and Mile Marker Automotive Electronics (ShenZhen), Ltd. (collectively "the Company"). On January 7, 2006, the Company incorporated Mile Marker Automotive Electronics (ShenZhen), Ltd. in ShenZhen, China, as a wholly-owned subsidiary of Mile Marker, Inc., which is now included in these condensed consolidated financial statements. All necessary adjustments to the condensed consolidated financial statements have been made, and significant inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2005, of Mile Marker International, Inc., as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2005, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles at December 31, 2005.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended March 31, 2006, and March 31, 2005, includes incremental shares for stock options outstanding during those periods.

Note 2: Shareholders' Equity

     259,155 shares of the Company's common stock were held in the Company's treasury as of March 31, 2006 following the purchase of 10,000 shares during the March 2006 quarter for $37,200. On March 10, 2006, the Company paid a cash dividend of $0.0625 per share on its common stock, totaling $622,882.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated in dollars and as a percentage of sales, for the three months ended March 31, 2006 and 2005:

                                                  2006        2006         2005      2005
                                                 Amount      Percent      Amount    Percent
                                             ------------------------- ----------------------
Sales                                        $   7,289,801      100.0%  $7,481,723     100.0%
Cost of Sales                                    4,183,624       57.4%   3,964,814      53.0%
                                              ------------------------   --------------------
      Gross Profit                               3,106,177       42.6%   3,516,909      47.0%
Selling Expenses                                   446,062        6.1%     358,921       4.8%
General & Administrative Expenses                1,283,579       17.6%   1,434,025      19.2%
                                              ------------------------   --------------------
      Income from Operations                     1,376,536       18.9%   1,723,963      23.0%
Interest Expense                                   (76,563)      -1.1%     (54,691)     -0.7%
                                              ------------------------   --------------------
      Income Before Income Taxes                 1,299,973       17.8%   1,669,272      22.3%
Income Taxes                                      (505,352)      -6.9%    (627,243)     -8.4%
                                              ------------------------   --------------------
      Net Income                             $     794,621       10.9%  $1,042,029      13.9%
                                              ========================   ====================

     Sales of $7,289,801 for the three months ended March 31, 2006, were $191,922, or approximately 3%, less than first quarter 2005 sales of $7,481,723. This sales decrease was due chiefly to $724,453 less military sales in the first quarter of 2006 than in the comparable period of 2005, but was partially offset by a $548,373 increase in OEM winch sales and electric winch sales. All commercial sales (including OEM winch sales and electric winch sales) in the first quarter of 2006 amounted to $6,166,232 compared to $5,633,701 in the same period in 2005, an increase of $532,531 or approximately 9%.

     The Company's gross margins on sales decreased from 47% in the first quarter of 2005 to 42.6% in the first quarter of 2006, primarily due to a shift in the Company's product sales to more high-volume purchasers of discounted winch products. Selling costs increased by $87,141, or approximately 24%, from $358,921 in the first quarter of 2005 to $446,062 in the first quarter of 2006, primarily due to greater travel costs in connection with the Company's China operations.

     General and administrative expenses for the three months ended March 31, 2006, decreased by $150,446, or about 10%, from $1,434,025 in the first quarter of 2005 to $1,283,579 in the first quarter of 2006. The most significant decreases in general and administrative expenses from the first three months of 2005 related primarily to salaries and wages expense, which decreased by $243,253, or approximately 25%, from first quarter 2004 levels. Most of this decrease was due to the elimination of performance bonuses for the Company's officers in the first quarter of 2006 compared to 2005. Offsetting this decrease were significant increases in insurance expenses of $28,241, rent expenses of $28,187 and depreciation expenses of $27,953 compared to the first quarter of 2005. Most of these increases were attributable to the start up of the Company's China operations. Relative to its sales, however, the Company's total general and administrative costs decreased from 19.2% of sales in the first quarter of 2005 to 17.6% of sales in the first quarter of 2006.

     The Company's results of operations for the first three months of 2006 reflected operating income of $1,376,536 compared to income from operations of $1,723,963 during the same period in 2005, a decrease of $347,427, or approximately 20%. Other expenses, consisting of interest, were $21,872 more in the first three months of 2006 than the comparable period in 2005 primarily due to higher interest rates on working capital borrowings. During the quarter ending March 31, 2006, the Company recorded income before taxes of $1,299,973 compared to income before taxes of $1,669,272 during the same period in 2005. The Company's net income of $794,621 after taxes in the first quarter of 2006 was $247,408, or approximately 24% lower than the net income of $1,042,029 for the first quarter of 2005. The net income in the first three months of 2006 represented earnings per share of $0.08, both primary and fully diluted, compared to $0.10 earnings per share in the first quarter of 2005.

     The primary reason for the lower net income in the first quarter of 2006 compared to the comparable period in 2005 was the negative effect of lower sales and gross margins in 2006 on the Company's operating leverage. Also, the Company's investments in staff and facilities were based on an anticipated level of sales higher than was actually realized in the first quarter of 2006. The Company's relatively more modest growth in commercial sales in the first quarter of 2006 was not sufficient to offset the larger decrease in military sales. As we have previously stated, the Company's financial results are heavily influenced by significant periodic sales to the U.S. military for replacement winches for existing Humvees. There were sales of $1,123,569 in military replacement winches in the first quarter of 2006, compared to $1,848,022 in the first quarter of 2005, a decrease of $724,453, or approximately 39%. While commercial sales have more recently represented an increasing proportion of the Company's total sales, the Company's total sales in the future will continue to be affected significantly by its receipt of new military orders for replacement winches under the five outstanding contracts totaling over $52 million of potential orders. The timing of such orders is generally intermittent and unpredictable and the quantities are not guaranteed, but the Company must be prepared to meet such orders on a timely basis when they are received. Any major military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales and profits while the lack of such additional military orders could have a material adverse effect on the Company's future sales, profits and cash flow.

     The Company's basic sales strategy continues to be increasing both hydraulic and electric winch sales to the various commercial markets with the addition of new winch models and electronic products while continuing to sell more of its hydraulic winches to OEM customers. Military winch sales are expected to supplement such sales growth.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $8,451 to $3,477,613 on March 31, 2006, from $3,469,162 on December 31, 2005, and the Company's current ratio increased to 1.54 at March 31, 2006, compared to 1.53 at December 31, 2005. The Company's current assets decreased by $181,674 to $9,865,103 at March 31, 2006, compared to $10,046,777 at December 31, 2005. Most of this decrease in current assets was due to a decrease of $718,199 in inventories from December 31, 2005, levels, offset by $536,525 of increases in other current assets, primarily accounts receivable.

     The Company's current liabilities decreased by a net $190,125, from $6,577,615 on December 31, 2005, to $6,387,490 on March 31, 2006. Most of this decrease in current liabilities was due to a reduction of $387,175 in income taxes payable as 2005 taxes were paid in 2006. Accounts payable increased by $164,486 from $1,068,321 on December 31, 2005 to $1,232,807 on March 31, 2006,
and borrowings under the Company's line of credit only increased by $49,564 during the same period.

     During the first quarter of 2006, the Company generated $950,848 of cash flow from operations and utilized $622,882 for dividends to shareholders, $160,812 for capital expenditures ($103,000 in China) and $37,200 for the purchase of Company stock. The Company has no material commitments outstanding for major capital expenditures during 2006, but the Company may purchase more of its common stock, as it has been doing since 2002. The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs.

     The Company anticipates continuing its practice of paying quarterly cash dividends subject to periodic determinations that such cash dividends are in the best interest of the shareholders and that the Company's capital and lender requirements have been satisfied. Our dividend policy may be affected by, among other matters, the views of our management and Board of Directors on the anticipated earnings of the Company, the Company's capital and lender requirements and the Company's overall financial condition.

     The Company's cash balances increased by $130,697 from a December 31, 2005, level of $172,306 to $303,003 on March 31, 2006, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

     The Company has a $7,000,000 working capital line of credit from a lender at an interest rate of 2.40% above the One Month London Interbank Offered Rate with a maturity date of April 30, 2007. In addition, this lender has also provided the Company with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building that was fully repaid in June of 2004, but it remains available for new borrowings on a declining balance basis.

Item 3. Controls and Procedures

     As stated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's first quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     a.   Unregistered Sales of Equity Securities - None

     b.   Purchase of Equity Securities by Small Business Issuer

The following table summarizes the status of equity purchases by the Company during the quarter ended March 31, 2006:

                                         Average          Total Shares         Maximum Shares
 Time                Total Number         Price          Purchased Under       Remaining Under
Period                of Shares          Paid per         the Publicly          the Publicly
                      Purchased           Share            Announced              Announced
                                                        Purchase Program       Purchase Program

3/1/06-3/31/06        10,000             $3.72              10,000                 31,845


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



MILE MARKER INTERNATIONAL, INC.
-------------------------------
        (Registrant)




        5/04/06                                      /s/  Richard E. Aho
-------------------------                  -------------------------------------
        (Date)                             Richard E. Aho, President and
                                           Chief Executive Officer


        5/04/06                                      /s/ Alvin A. Hirsch
-------------------------                  -------------------------------------
        (Date)                             Alvin A. Hirsch, Secretary/Treasurer
                                           and Chief Financial Officer Principal
                                           Accounting Officer