Form 10QSB/A
period 2006-03-31
MILE MARKER INTERNATIONAL INC
filed 2006-05-19
CIK 930121

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            Commission file Number
      March 31, 2006                                              0-26150


                         MILE MARKER INTERNATIONAL, INC.
                         -------------------------------
      (Exact Name Of Small Business Registrant As Specified In Its Charter)

    Florida                                                         11-2128469
---------------                                                   --------------
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

                         MILE MARKER INTERNATIONAL, INC.

                                EXPLANATORY NOTE


This quarterly report on Form 10-QSB/A constitutes Amendment No. 1 to the quarterly report on Form 10-QSB filed by Mile Marker International, Inc. ("the Company") originally filed with the Securities and Exchange Commission on May 5, 2006, for the quarterly period ended March 31, 2006. This Amendment No.1 is being filed solely for the following purposes:

Revising Item 1. Financial Statements.

     Condensed Consolidated Balance Sheets, March 31, 2006, and December 31,
     2005:

          Correcting the number of treasury shares outstanding at December 31, 2005 to 249,155, not 201,000, as originally reported.

     Notes to Condensed Consolidated Financial Statements:

          Addition of the following footnotes:

               Note 4. Revenue Policies and Procedures
               Note 5. Credit Risk
               Note 6. Customer Concentration Risks
               Note 7. Inventory Reserves
               Note 8. Lender Loan Covenants

No other changes have been made to the Company's original Form 10-QSB filing for the quarter ended March 31, 2006, although the entire report, as amended, is being filed herewith.

In accordance with applicable SEC requirements, this Amendment No. 1 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

                         MILE MARKER INTERNATIONAL, INC.

                                      INDEX
                                                                        Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets, March 31, 2006,
          and December 31, 2005................................................5

          Condensed Consolidated Statements of Income, Three months
          ended March 31, 2006, and March 31, 2005.............................6

          Condensed Consolidated Statements of Cash Flows, Three
          months ended March 31, 2006, and March 31, 2005......................7

          Notes to Condensed Consolidated Financial Statements..............8-10

Item 2.   Management's Discussion and Analysis or Plan of Operation........11-13

Item 3.   Controls and Procedures.............................................14


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........14

Item 3.   Defaults Upon Senior Securities.....................................14

Item 4.   Submission of Matters to a Vote of Security Holders.................15

Item 5.   Other Information...................................................15

Item 6.   Exhibits............................................................15

SIGNATURES....................................................................16

CERTIFICATIONS.............................................................17-22

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


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Mile Marker International, Inc.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2006 and December 31, 2005
                                    UNAUDITED

                                                                            March 31,   December 31,
ASSETS                                                                         2006          2005
                                                                           --------------------------
CURRENT ASSETS
  Cash                                                                    $    303,003  $    172,306
  Accounts Receivable, net of allowance for doubtful
    accounts of $13,000 and $5,000, respectively                             3,713,567     3,448,848
  Inventories                                                                5,486,364     6,204,563
  Deferred Tax Asset                                                            72,065        58,553
  Prepaid Expenses                                                             290,104       162,507
                                                                           --------------------------
      Total Current Assets                                                   9,865,103    10,046,777

PROPERTY, PLANT AND EQUIPMENT, NET                                           2,248,499     2,153,436
INTANGIBLE ASSETS, NET                                                         122,281        85,251
OTHER ASSETS                                                                    83,973        92,873
                                                                           --------------------------
      Total Assets                                                        $ 12,319,856  $ 12,378,337
                                                                           ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                                          $  4,448,802  $  4,399,238
  Accounts Payable                                                           1,232,807     1,068,321
  Income Taxes Payable                                                         500,242       887,417
  Accrued Liabilities                                                          205,639       222,639
                                                                           --------------------------
      Total Current Liabilities                                              6,387,490     6,577,615

DEFERRED TAX LIABILITY                                                         105,833       108,847
                                                                           --------------------------
      Total Liabilities                                                      6,493,323     6,686,462
                                                                           --------------------------
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
  authorized, 10,215,272 shares issued at March 31, 2006
  and December 31, 2005, respectively.                                          10,215        10,215
Additional Paid-in Capital                                                   1,118,388     1,118,388
Less Treasury Shares (259,155 and 249,155 Shares at Cost)                     (527,470)     (490,270)
Retained Earnings                                                            5,225,280     5,053,542
Foreign Exchange Translation Adjustments                                           120             -
                                                                           --------------------------
      Total Shareholders' Equity                                             5,826,533     5,691,875
                                                                           --------------------------
Total Liabilities & Shareholders' Equity                                  $ 12,319,856  $ 12,378,337
                                                                           ==========================

The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                          Three Months Ended March 31,
                                    UNAUDITED

                                                              2006              2005
                                                          -----------------------------
Sales                                                     $7,289,801       $ 7,481,723
Cost of Sales                                              4,183,624         3,964,814
                                                          -----------------------------
              Gross Profit                                 3,106,177         3,516,909
                                                          -----------------------------
Selling Expenses                                             446,062           358,921
                                                          -----------------------------
General and Administrative Expenses
   Salaries and Wages                                        719,957           963,210
   Insurance Costs                                           144,068           115,827
   Professional Fees                                         131,653           103,700
   Depreciation and Amortization                              74,723            67,733
   Rent Expense                                               48,998            20,811
   Vehicle Expenses                                           17,494            15,027
   Research & Development                                     15,120            13,411
   Other Expenses                                            131,566           134,306
                                                          -----------------------------
      Total General and Administrative Expenses            1,283,579         1,434,025
                                                          -----------------------------
              Total Expenses                               1,729,641         1,792,946
                                                          -----------------------------

Income from Operations                                     1,376,536         1,723,963
                                                          -----------------------------
Other Income/Expense
   Interest Expense                                           76,625            54,691
   Other Income                                                  (62)                -
                                                          -----------------------------
              Other Expense                                   76,563            54,691

Income before Provision for Income Taxes                   1,299,973         1,669,272

Provision for Income Taxes                                   505,352           627,243
                                                          -----------------------------

      Net Income                                          $  794,621       $ 1,042,029
                                                          =============================
Per Share Data:
   Weighted Average Shares Outstanding - Basic             9,963,561        10,014,272
   Weighted Average Shares Outstanding - Diluted           9,999,108        10,087,836

   Earnings per Common Share - Basic                      $     0.08       $      0.10
   Earnings per Common Share - Diluted                    $     0.08       $      0.10

The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                    UNAUDITED

                                                                     2006              2005
                                                                 -----------------------------
OPERATING ACTIVITIES:
Net income                                                       $ 794,621        $ 1,042,029
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                     77,657             76,430
  Deferred income taxes                                            (16,526)           (15,205)
  Inventory obsolescense reserves                                    6,558              9,318
  Bad debt provisions                                                7,479             15,779
(Increase) decrease in:
    Accounts receivable                                           (272,198)        (1,702,145)
    Inventories                                                    711,641           (139,333)
    Prepaid expenses                                              (127,597)           (40,099)
    Other assets                                                     8,903            (21,948)
(Decrease) increase in:
    Accounts payable                                               164,486            225,664
    Income taxes payable                                          (387,175)          (657,552)
    Accrued liabilities                                            (17,001)           (30,029)
                                                                 -----------------------------
Net cash provided by/(used in) operating activities                950,848         (1,237,091)

INVESTING ACTIVITIES:
Additions to intangible assets                                     (48,941)           (37,702)
Acquisitions of property and equipment - net                      (160,812)           (37,116)
                                                                 -----------------------------
Net cash (used in) investing activities                           (209,753)           (74,818)

FINANCING ACTIVITIES
Proceeds from short term borrowing - net                            49,564          1,723,482
Purchase of treasury stock                                         (37,200)                 -
Payment of dividends                                              (622,882)          (625,892)
                                                                 -----------------------------
Net cash (used in)/provided by financing activities               (610,518)         1,097,590

Effect of exchange rate fluctuations on cash                           120                  -

Increase/(decrease) in Cash                                        130,697           (214,319)

Cash at Beginning of Period                                        172,306            334,208
                                                                 -----------------------------
Cash at End of Period                                            $ 303,003        $   119,889
                                                                 =============================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                      $  77,060        $    52,688
   Cash paid during the period for income taxes                  $ 910,000        $ 1,300,000

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

Note 4: Revenue Policies and Procedures

     Except for some sales to the U.S. military, revenues are recognized when the Company's products are physically shipped to its customers. Some of the Company's sales contracts with the U.S. military provide for quality control inspection and acceptance by a U.S. Government employee at the Company's plant prior to shipment, at which time the U.S. Government takes possession of the products. Shipping of such U.S. military sales generally occurs within a few days of acceptance. As of March 31, 2006, all of the Company's recorded sales had been shipped, with the only contingencies being product warranties.

     The Company's sales contracts with its customers do not contain any contingency clauses that would cause the Company to retain any risk of loss, except for normal product warranties. The Company's product warranties are limited to certain terms based on type of product: hydraulic motors are warranted for five years, hydraulic and electric winches are generally warranted for two years, electrical components of electric winches are warranted for one year and Spectro Classic hubs are warranted for one year. Provisions for return warranties are made monthly based on an analysis of the cost of actual warranty returns during the period and charged to selling expenses. Warranty returns from all customers totaled $32,461 in the first quarter of 2006, and provisions totaling $35,000 were added to the warranty reserve during the first quarter of 2006. As of March 31, 2006, the Company's warranty reserve balance was $82,539.


Note 5: Credit Risk

     The Company sets individual credit limits for its customers based on detailed credit investigations, with larger limits requiring a more thorough investigation and approved credit insurance when such credit insurance is available. The Company's management establishes provisions for bad debts quarterly based on a monthly individual customer-by-customer analysis of all aged receivables. All receivables over $500 aged over 90 days are evaluated for the probability of loss, quantified and reserved on a specific identification basis. During the first quarter of 2006, $7,479 of additional reserves were provided for potentially uncollectible receivables based on a customer-by-customer analysis, and $49 were written off as bad debts. As of March 31, 2006, the Company's Reserve for Uncollectible Accounts was $12,605.

Note 6: Customer Concentration Risks

     The Company's largest customer is an Original Equipment Manufacturer (OEM) to which the Company sells winch products for new vehicles. During the first quarter of 2006, this commercial customer accounted for 44.7% of the Company's sales and 29.6% of its credit exposure as of March 31, 2006, compared to 47.2% of sales for all of 2005 and 43.2% of receivables as of December 31, 2005. Total sales to this customer were $3,259,716 in the first quarter of 2006, compared to $11,716,096 for the year 2005.

     The Company's second largest customer is a U.S. Government agency. During the first quarter of 2006, this customer accounted for 15.3% of the Company's sales and 10.6% of its credit exposure as of March 31, 2006, compared to 18.5% of sales for all of 2005 and .8% of receivables as of December 31, 2005. Total sales to this customer were $1,114,321 in the first quarter of 2006, compared to $4,586,653 for the year 2005.

     During the first quarter of 2006, the Company's third largest customer accounted for 10.4% of the Company's sales and 23.1% of its credit exposure as of March 31, 2006, compared to 7.8% of sales for all of 2005 and 17.9% of receivables as of December 31, 2005. Total sales to this customer were $759,856 in the first quarter of 2006, compared to $1,932,067 for the year 2005.

     During the quarter ended March 31, 2006, no other customer accounted for more than 10% of the Company's total sales.

Note 7: Inventory Reserves

     The Company establishes reserves quarterly for obsolete and slow-moving inventory based on an item-by-item analysis of inventory levels compared to the movement history of each inventory item. Slow-moving inventory items are reserved in direct proportion to their movement activity over the past two years, i.e. the slowest moving inventory items are reserved the most. Obsolete inventory items are fully reserved. During the first quarter of 2006, new reserves for obsolete and slow-moving inventory of $6,558 were provided, and no obsolete or slow-moving inventory was disposed and written off. As of March 31, 2006, this reserve amounted to $93,598.

Note 8: Lender Loan Covenants

     During the quarter ended March 31, 2006, the Company was required by its lender to maintain a minimum Tangible Net Worth of $4,899,706, a minimum Fixed Charge Coverage Ratio in excess of 1.00 and minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of $1,000,000. As of March 31, 2006, the Company was in compliance with all of these requirements: minimum Tangible Net Worth was $5,414,149, the Fixed Charge Coverage Ratio was 1.11 and EBITDA was $1,477,358. While the Company has historically received waivers for any technical defaults of these ratios, the likely potential consequences of not meeting these covenants and failing to receive a waiver of a technical default from the lender could result in more restrictive loan terms by the lender.

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

RESULTS OF OPERATIONS

     The following table summarizes the results of operations, stated in dollars and as a percentage of sales, for the three months ended March 31, 2006 and 2005:
                                       2006      2006        2005     2005
                                      Amount    Percent     Amount    Percent
                                     ------------------   -------------------
Sales                                $7,289,801  100.0%   $7,481,723   100.0%
Cost of Sales                         4,183,624   57.4%    3,964,814    53.0%
                                     ------------------   -------------------
      Gross Profit                    3,106,177   42.6%    3,516,909    47.0%
Selling Expenses                        446,062    6.1%      358,921     4.8%
General & Administrative Expenses     1,283,579   17.6%    1,434,025    19.2%
                                     ------------------   -------------------
      Income from Operations          1,376,536   18.9%    1,723,963    23.0%
Interest Expense                        (76,563)  -1.1%      (54,691)   -0.7%
                                     ------------------   -------------------
      Income Before Income Taxes      1,299,973   17.8%    1,669,272    22.3%
Income Taxes                           (505,352)  -6.9%     (627,243)   -8.4%
                                     ------------------   -------------------
      Net Income                     $  794,621   10.9%   $1,042,029    13.9%
                                     ==================   ===================

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

              Small Business Issuer Purchases of Equity Securities

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



       5/19/06                                     /s/ Richard E. Aho

-------------------------                   ------------------------------------
        (Date)                                 Richard E. Aho, President and
                                                  Chief Executive Officer







       5/19/06                                     /s/ Alvin A. Hirsch

-------------------------                   ------------------------------------
        (Date)                              Alvin A. Hirsch, Secretary/Treasurer
                                                and Chief Financial Officer
                                               Principal Accounting Officer