Form 10QSB
period 2006-06-30
MILE MARKER INTERNATIONAL INC
filed 2006-08-04
CIK 930121

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                      Commission file
             June 30, 2006                               Number 0-26150


                         MILE MARKER INTERNATIONAL, INC.
                         -------------------------------
        (Exact Name of Small Business Issuer As Specified In Its Charter)

        Florida                                            11-2128469
   ------------------                                   ----------------
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

 Yes __X__         No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On June 30, 2006, the Small Business Issuer had outstanding 9,952,117 shares of common stock, $.001 par value.

                         MILE MARKER INTERNATIONAL, INC.

                                      INDEX
                                                                        Page No.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets, June 30, 2006,
            and December 31, 2005.......................................      4

           Condensed Consolidated Statements of Income, Three Months
            ended June 30, 2006, and June 30, 2005......................      5

           Condensed Consolidated Statements of Income, Six Months
            ended June 30, 2006, and June 30, 2005......................      6

           Condensed Consolidated Statements of Cash Flows, Six
            Months ended June 30, 2006, and June 30, 2005...............      7

           Notes to Condensed Consolidated Financial Statements.........   8-10

Item 2.    Management's Discussion and Analysis or Plan of Operation....  10-14

Item 3.    Controls and Procedures......................................     14


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings............................................     15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..     15

Item 3.    Defaults Upon Senior Securities..............................     15

Item 4.    Submission of Matters to a Vote of Security Holders..........     16

Item 5.    Other Information............................................     16

Item 6.    Exhibits.....................................................     16

SIGNATURES..............................................................     17

CERTIFICATIONS..........................................................  18-23

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

     o Ability to develop and introduce new products and enhanced versions of the Company's products.

     o    Ability to operate a foreign subsidiary in China.

                           FORWARD-LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," " will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including national economic conditions, political and military developments, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set out under "Risks and Uncertainties" above, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Mile Marker International, Inc.


                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      June 30, 2006 and December 31, 2005
                                    UNAUDITED

ASSETS                                                            2006            2005
                                                            --------------------------------
CURRENT ASSETS
  Cash                                                             $253,117        $172,306
  Accounts Receivable, net of allowance for doubtful
   accounts of $17,000 and $5,000, respectively                   3,066,755       3,448,848
  Inventories                                                     6,332,495       6,204,563
  Deferred Tax Asset                                                 69,483          58,553
  Prepaid Expenses                                                  231,247         162,507
                                                            --------------------------------
     Total Current Assets                                         9,953,097      10,046,777

PROPERTY, PLANT AND EQUIPMENT, NET                                2,195,506       2,153,436
INTANGIBLE ASSETS, NET                                              121,453          85,251
OTHER ASSETS                                                         90,550          92,873
                                                            --------------------------------
       Total Assets                                             $12,360,606     $12,378,337
                                                            ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                                 $4,967,173      $4,399,238
  Accounts Payable                                                  609,450       1,068,321
  Income Taxes Payable                                              574,314         887,417
  Other Liabilities                                                  26,057               -
  Accrued Liabilities                                               209,866         222,639
                                                            --------------------------------
     Total Current Liabilities                                    6,386,860       6,577,615

DEFERRED TAX LIABILITY                                               98,032         108,847
                                                            --------------------------------
       Total Liabilities                                          6,484,892       6,686,462
                                                            --------------------------------

SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
 authorized, 10,181,117 and 10,215,272 shares issued at
 June 30, 2006 and December 31, 2005, respectively                   10,181          10,215
Additional Paid-in Capital                                        1,048,404       1,118,388
Less Treasury Shares (229,000 and 249,155 Shares at Cost)          (468,456)       (490,270)
Retained Earnings                                                 5,285,928       5,053,542
Foreign Exchange Translation Adjustments                               (343)              -
                                                            --------------------------------
       Total Shareholders' Equity                                 5,875,714       5,691,875

                                                            --------------------------------
Total Liabilities & Shareholders' Equity                        $12,360,606     $12,378,337
                                                            ================================

The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                          Three Months Ended June 30,
                                   UNAUDITED

                                                                  2006            2005
                                                            --------------------------------

Sales                                                            $4,949,473      $6,020,205
Cost of Sales                                                     3,062,538       3,420,189
                                                            --------------------------------
        Gross Profit                                              1,886,935       2,600,016
                                                            --------------------------------

Selling Expenses                                                    471,358         365,707
                                                            --------------------------------

General and Administrative Expenses
  Salaries and Wages                                                690,944         647,043
  Insurance Costs                                                   142,216         129,976
  Professional Fees                                                  50,717          76,074
  Depreciation and Amortization                                      81,861          67,173
  Rent Expense                                                       50,496          41,359
  Vehicle Expenses                                                   26,134          15,165
  Research & Development                                             17,676           7,458
  Other Expenses                                                    133,213         105,744
                                                            --------------------------------
     Total General and Administrative Expenses                    1,193,257       1,089,992
                                                            --------------------------------
        Total Expenses                                            1,664,615       1,455,699
                                                            --------------------------------

Income from Operations                                              222,320       1,144,317
                                                            --------------------------------

Interest Expense                                                     91,872          69,654
                                                            --------------------------------

Income before Provision for Income Taxes                            130,448       1,074,663

Provision for Income Taxes                                           69,800         387,991
                                                            --------------------------------

     Net Income                                                     $60,648        $686,672
                                                            ================================

Per Share Data:
  Weighted Average Shares Outstanding - Basic                     9,954,199      10,023,393
  Weighted Average Shares Outstanding - Diluted                   9,969,392      10,100,537

  Earnings per Common Share - Basic                                   $0.01           $0.07
  Earnings per Common Share - Diluted                                 $0.01           $0.07

The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                           Six Months Ended June 30,
                                   UNAUDITED

                                                                  2006            2005
                                                            --------------------------------

Sales                                                           $12,239,274     $13,501,928
Cost of Sales                                                     7,246,162       7,385,003
                                                            --------------------------------
        Gross Profit                                              4,993,112       6,116,925
                                                            --------------------------------

Selling Expenses                                                    917,420         724,628
                                                            --------------------------------

General and Administrative Expenses
  Salaries and Wages                                              1,410,901       1,610,253
  Insurance Costs                                                   286,284         245,802
  Professional Fees                                                 182,369         179,774
  Depreciation and Amortization                                     156,584         134,905
  Rent Expense                                                       99,494          62,170
  Vehicle Expenses                                                   43,628          30,192
  Research & Development                                             32,796          20,869
  Other Expenses                                                    264,781         240,052
                                                            --------------------------------
     Total General and Administrative Expenses                    2,476,837       2,524,017
                                                            --------------------------------
        Total Expenses                                            3,394,257       3,248,645
                                                            --------------------------------

Income from Operations                                            1,598,855       2,868,280
                                                            --------------------------------

Interest Expense                                                    168,435         124,345
                                                            --------------------------------

Income before Provision for Income Taxes                          1,430,420       2,743,935

Provision for Income Taxes                                          575,152       1,015,235
                                                            --------------------------------

     Net Income                                                    $855,268      $1,728,700
                                                            ================================

Per Share Data:
  Weighted Average Shares Outstanding - Basic                     9,958,855      10,018,858
  Weighted Average Shares Outstanding - Diluted                   9,982,573      10,095,769

  Earnings per Common Share - Basic                                   $0.09           $0.17
  Earnings per Common Share - Diluted                                 $0.09           $0.17

The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           Six Months Ended June 30,
                                   UNAUDITED

                                                                       2006            2005
                                                            --------------------------------
OPERATING ACTIVITIES:
Net income                                                         $855,268      $1,728,700
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                     160,880         152,301
  Deferred income taxes                                             (21,745)        (12,009)
  Inventory obsolescense reserves                                    14,687          12,458
  Bad debt provisions                                                17,130          18,506
(Increase) decrease in:
    Accounts receivable                                             364,962         (95,116)
    Inventories                                                    (142,619)     (1,124,517)
    Prepaid expenses                                                (68,740)        (80,502)
    Other assets                                                      2,367         (44,921)
(Decrease) increase in:
    Accounts payable                                               (458,871)        474,168
    Income taxes payable                                           (313,103)     (1,152,756)
    Other liabilities                                                26,057               -
    Accrued liabilities                                             (12,773)        (15,787)
                                                            --------------------------------
Net cash provided by/(used in) operating activities                 423,500        (139,475)

INVESTING ACTIVITIES:
Additions to intangible assets                                      (60,175)        (47,854)
Acquisitions of property and equipment - net                       (179,019)        (77,948)
                                                            --------------------------------
Net cash (used in) investing activities                            (239,194)       (125,802)

FINANCING ACTIVITIES
Proceeds from (repayment of) short term borrowing - net             567,935       1,961,000
Purchase of treasury stock                                          (48,205)              -
Proceeds from common shares sold pursuant to options                      -          31,500
Payment of dividends                                               (622,882)     (1,878,926)
                                                            --------------------------------
Net cash (used in)/provided by financing activities                (103,152)        113,574

Effect of exchange rate fluctuations on cash                           (343)              -

Increase/(decrease) in Cash                                          80,811        (151,703)

Cash at Beginning of Period                                         172,306         334,208

                                                            --------------------------------
Cash at End of Period                                              $253,117        $182,505
                                                            ================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                        $167,206        $118,696
   Cash paid during the period for income taxes                    $910,000      $2,180,000

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

     Per share data was computed by dividing net income by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended June 30, 2006, and June 30, 2005, includes incremental shares for stock options outstanding during those periods.

Note 2: Shareholders' Equity

     229,000 shares of the Company's common stock were held in the Company's treasury as of June 30, 2006, following the purchase of 4,000 shares during the second quarter of 2006 for $11,005, the purchase of 10,000 shares during the first quarter of 2006 for $37,200, and the retirement and cancellation of 34,155 treasury shares.

Note 3: Reclassification

     Certain amounts in prior periods have been reclassified for comparative purposes.

Note 4: Revenue Policies and Procedures

     Except for some sales to the U.S. military, revenues are recognized when the Company's products are physically shipped to its customers. Some of the Company's sales contracts with the U.S. military provide for quality control inspection and acceptance by a U.S. Government employee at the Company's plant prior to shipment, at which time the U.S. Government takes possession of the products. Shipping of such U.S. military sales generally occurs within a few days of acceptance. As of June 30, 2006, all of the Company's recorded sales had been shipped, with the only contingencies being product warranties.

     The Company's sales contracts with its customers do not contain any contingency clauses that would cause the Company to retain any risk of loss, except for normal product warranties. The Company's product warranties are limited to certain terms based on type of product: hydraulic motors are warranted for five years, hydraulic and electric winches are generally warranted for two years, electrical components of electric winches are warranted for one year and Spectro Classic hubs are warranted for one year. Provisions for return warranties are made monthly based on an analysis of the cost of actual warranty returns during the period and charged to selling expenses. Warranty returns from all customers totaled $29,968 in the second quarter of 2006, and provisions totaling $33,000 were added to the warranty reserve during the second quarter of 2006. As of June 30, 2006, the Company's warranty reserve balance was $85,571.

Note 5: Credit Risk

     The Company sets individual credit limits for its customers based on detailed credit investigations, with larger limits requiring a more thorough investigation and approved credit insurance when such credit insurance is available. The Company's management establishes provisions for bad debts quarterly based on a monthly individual customer-by-customer analysis of all aged receivables. All receivables over $500 aged over 90 days are evaluated for the probability of loss, quantified and reserved on a specific identification basis. During the second quarter of 2006, $9,652 of additional reserves were provided for potentially uncollectible receivables based on a customer-by-customer analysis, $10,593 was written off as bad debts and $5,400 was recovered. As of June 30, 2006, the Company's Reserve for Uncollectible Accounts was $17,062.

Note 6: Customer Concentration Risks

     During the quarter ended June 30, 2006, only two of the Company's customers accounted for more than 10% of the Company's total quarterly sales.

     During the second quarter of 2006, the Company's largest customer accounted for $2,056,309, or approximately 41.5%, of the Company's total sales and $799,505, or approximately 26.1%, of its accounts receivable as of June 30, 2006

     During the second quarter of 2006, the Company's second largest customer accounted for $600,307, or approximately 12.1%, of the Company's total sales and $923,440, or approximately 30.1%, of its accounts receivable as of June 30, 2006.

Note 7: Inventory Reserves

     The Company establishes reserves quarterly for obsolete and slow-moving inventory based on an item-by-item analysis of inventory levels compared to the movement history of each inventory item. Slow-moving inventory items are reserved in direct proportion to their movement activity over the past two years, i.e., the slowest moving inventory items are reserved the most. Obsolete inventory items are fully reserved. During the second quarter of 2006, additional reserves for obsolete and slow-moving inventory of $8,129 were provided, and no obsolete or slow-moving inventory was disposed of and written off. As of June 30, 2006, this reserve amounted to $101,727.

Note 8: Lender Loan Covenants

     During the quarter ended June 30, 2006, the Company was required by its lender to maintain a minimum Tangible Net Worth of $4,899,706, a minimum Fixed Charge Coverage Ratio in excess of 1.00 and minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of $1,000,000. As of June 30, 2006, the Company was in compliance with the Tangible Net Worth requirement and the Fixed Charge Coverage Ratio but did not meet the minimum EBITDA requirement. Minimum Tangible Net Worth was $5,523,013, the Fixed Charge Coverage Ratio was
1.31 and EBITDA was $334,012. On July 18, 2006, the Company's lender waived the Company's technical default of its EBITDA requirement as of June 30, 2006, and permanently removed this requirement from the Loan Agreement entirely. While the Company has historically received waivers for any technical defaults of these ratios, the likely consequence of not meeting these covenants and failing to receive a future waiver of a technical default from the lender could result in more restrictive loan terms by the lender.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations, stated as a percentage of sales, for the six months and the three months ended June 30, 2006 and June 30, 2005:


                                              Six Months                Three Months
                                          2006          2005         2006          2005
                                       ------------------------   ------------------------
Sales                                      100.0%        100.0%       100.0%        100.0%
Cost of Sales                               59.2%         54.7%        61.9%         56.8%
                                       ------------------------   ------------------------
     Gross Profit                           40.8%         45.3%        38.1%         43.2%
Selling Expenses                             7.5%          5.4%         9.5%          6.1%
General & Administrative Expenses           20.2%         18.7%        24.1%         18.1%
                                       ------------------------   ------------------------
     Income from Operations                 13.1%         21.2%         4.5%         19.0%
Interest Expense                             1.4%          0.9%         1.9%          1.2%
                                       ------------------------   ------------------------
     Income Before Income Taxes             11.7%         20.3%         2.6%         17.8%
Income Taxes                                 4.7%          7.5%         1.4%          6.4%
                                       ------------------------   ------------------------
     Net Income                              7.0%         12.8%         1.2%         11.4%
                                       ========================   ========================


     Sales of $12,239,274 for the six months ended June 30, 2006, were $1,262,654, or approximately 9%, less than sales of $13,501,928 during the first six months of 2005. This sales decrease was due chiefly to $1,105,216 less military sales in the first half of 2006 than in the comparable period of 2005. Military sales were $1,260,834 in the first half of 2006, compared to $2,366,050 during the same period in 2005, a decrease of approximately 47%. During the second quarter of 2006, military sales amounted to $137,265, compared to $518,028 during the same period in 2005. The major reasons for the decreases in military sales were the U.S. military budgetary considerations and priorities which have recently been discussed in the media.

     Commercial sales were $10,978,440 in the first six months of 2006, compared to $11,135,878 during the same period in 2005, a decrease of $157,438, or approximately 1%. Commercial sales during the second quarter of 2006 amounted to $4,812,208, compared to $5,502,177 for the same period in 2005, a decrease of $689,969, or approximately 13%. The main reasons for these decreases in commercial sales were reduced orders from the Company's major Original Equipment Manufacturer (OEM) and typical seasonal factors affecting the Company's major retail distributors.

     The Company's gross margins on sales decreased from 45.3% in the first half of 2005 to 40.8% in the first half of 2006. During the second quarter of 2006, gross margins decreased to 38.1% from 43.2%, compared to the second quarter of 2005. These decreases were due to a continuing shift in the Company's product sales to more high-volume purchasers of discounted commercial winch products and the impact of increased material costs flowing through the Company's first-in first-out (FIFO) inventory. Cost savings from the Company's China factory expected to be realized have not yet contributed significantly to the Company's overall cost of goods during the second quarter of 2006.

     Selling costs increased by $192,792, or approximately 27%, from $724,628 in the first half of 2005 to $917,420 in the first half of 2006, primarily due to greater travel costs in connection with the Company's China operations as well as more sales commissions, sales discounts and promotional costs. During the second quarter of 2006, selling costs increased by $105,651, or approximately 29%, from $365,707 in the second quarter of 2005 to $471,358.

     General and administrative expenses for the six months ended June 30, 2006, decreased by $47,180, or about 2%, from $2,524,017 in the first six months of 2005 to $2,476,837 in the first half of 2006. The decrease in general and administrative expenses in the first six months of 2006 is primarily due to a $199,352 decrease in salaries and wages from first half 2005 levels. Most of this decrease was due to the elimination of the annual performance bonuses for the Company's officers in the first quarter of 2006 compared to 2005. Offsetting this decrease were increases of $40,482 in insurance expenses, $37,324 in rent expenses and $21,679 in depreciation expenses during the first six month period.

     For the three months ended June 30, 2006, general and administrative expenses increased by $103,265, or about 9%, from $1,089,992 in the second quarter of 2005 to $1,193,257 in the second quarter of 2006. These quarterly increases occurred in all expense categories during the quarter, except for professional fees, which were $25,357 less in the second quarter of 2006 compared to the same period in 2005.

     The Company's results of operations for the first six months of 2006 reflected operating income of $1,598,855 compared to income from operations of $2,868,280 during the same period in 2005, a decrease of $1,269,425, or approximately 44%. Other expenses, consisting of interest, were $44,090 more in the first six months of 2006 than the comparable period in 2005 primarily due to higher interest rates on working capital borrowings. During the six months ending June 30, 2006, the Company recorded income before taxes of $1,430,420 compared to income before taxes of $2,743,935 during the same period in 2005. The Company's net income of $855,268 after taxes in the first half of 2006 was $873,432, or approximately 51%, lower than the net income of $1,728,700 for the first six months of 2005. The net income in the first six months of 2006 represented earnings per share of $0.09, both primary and fully diluted, compared to $0.17 earnings per share during the same period in 2005.

     During the second quarter of 2006, the Company's results of operations reflected operating income of $222,320, compared to income from operations of $1,144,317 during the same period in 2005, a decrease of $921,997, or approximately 81%. Other expenses, consisting of interest, were $22,218 more in the second quarter of 2006 than the comparable period in 2005, primarily due to higher interest rates on working capital borrowings. During the three months ending June 30, 2006, the Company recorded income before taxes of $130,448 compared to income before taxes of $1,074,663 during the same period in 2005. The Company's net income of $60,648 after taxes in the second quarter of 2006 was $626,024 or approximately 91%, lower than the net income of $686,672 for the second quarter of 2005. Net income for the three months ended June 30, 2006, represented earnings per share of $0.01, both primary and fully diluted, compared to $0.07 earnings per share during the same period in 2005.

     The primary reason for the lower net income in the second quarter of 2006 compared to the comparable period in 2005 was the negative effect of lower sales and gross margins in 2006 on the Company's operating leverage. The main contributing factors for this sales decrease were the lack of direct military sales and the significant slowdown in commercial sales revenues. Commercial sales declined by $1,354,024, or approximately 22%, from $6,166,232 in the first quarter of 2006 to $4,812,208 in the second quarter of 2006 mainly due to reduced OEM orders from the manufacturer of new Humvee vehicles and other seasonal factors. However, the Company's investments in inventory, staff and facilities were based on a much higher level of anticipated sales due to the substantial backlog of potential military orders. As we have previously indicated, the Company's financial results are heavily influenced by significant periodic sales to the U.S. military of replacement winches for the refurbishing of existing Humvees. There were sales of only $137,265 in military spare parts in the second quarter of 2006, compared to $1,123,569 of military winch sales in the first quarter of 2006, a decrease of $986,304, or approximately 88%. While commercial sales have more recently represented an increasing proportion of the Company's total sales, the Company's total sales in the future will continue to be affected significantly by its receipt of new military orders for replacement winches under its four outstanding military winch contracts totaling over $47 million of potential orders through February of 2010. The timing of such potentially large orders is intermittent and unpredictable, and the order quantities are neither guaranteed nor assured, but the Company must be prepared to meet such orders on a timely basis when they are received. Media reports indicate that the US Army's equipment budget for Fiscal Year 2007 is anticipated to triple to $12 billion from $4 billion in previous years, that $5 billion of previous years' allocations for equipment expenses have been deferred and that many Humvee vehicles are awaiting funding for repair and refurbishing during the fiscal year beginning October 1, 2006. Any major military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales and profits while the lack of such additional military orders would have a material adverse effect on the Company's future sales, profits and cash flow.

     The Company's basic sales strategy continues to be increasing both hydraulic and electric winch sales to the various commercial markets with the addition of new winch models and electronic products, while continuing to sell more of its hydraulic winches to OEM customers. Military winch sales are expected to supplement such sales growth.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased by $97,075 to $3,566,237 on June 30, 2006, from $3,469,162 on December 31, 2005, and the Company's current ratio increased to 1.56 at June 30, 2006, compared to 1.53 at December 31, 2005. The Company's current assets decreased by $93,680 to $9,953,097 at June 30, 2006, compared to $10,046,777 at December 31, 2005. Most of this decrease in current assets was due to a decrease of $382,093 in accounts receivable from December 31, 2005, levels, offset by $288,413 of increases in other current assets, primarily inventories, which increased by $127,932.

     The Company's current liabilities decreased by a net $190,755, from $6,577,615 on December 31, 2005, to $6,386,860 on June 30, 2006. Most of this decrease in current liabilities was due to a reduction of $458,871 in accounts payable and $313,103 in income taxes payable, offset by an increase of $567,935 in outstanding borrowings. Borrowings under the Company's working capital line of credit increased from $4,399,238 on December 31, 2005, to $4,967,173 on June 30, 2006.

     During the first six months of 2006, the Company generated $423,500 of cash flow from operations. Major cash uses during this period were $622,882 for dividends to shareholders, $179,019 for capital expenditures and $48,205 for the purchase of Company stock. The Company has no material commitments outstanding for major capital expenditures during 2006, but the Company may purchase more of its common stock, as it has been doing since 2002. The Company anticipates having more than adequate capital and liquidity for its foreseeable operational needs.

     The Company did not pay its dividend during the second quarter of 2006. Since the Company has historically paid out a substantial portion of its earnings in the form of dividends to its shareholders, the Company intends to continue its practice of paying quarterly cash dividends subject, of course, to adequate earnings and periodic determinations that such cash dividends are in the best interest of the shareholders and that the Company's capital and lender requirements have been satisfied. Our dividend policy may be affected by, among other matters, the views of our management and Board of Directors on the anticipated earnings of the Company, the Company's capital and lender requirements and the Company's overall financial condition.

     The Company's cash balances increased by $80,811 from a December 31, 2005, level of $172,306 to $253,117 on June 30, 2006, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

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

Item 3.  Controls and Procedures

     As stated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's second quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   a.  Unregistered Sales of Equity Securities - None

   b.  Purchase of Equity Securities by Small Business Issuer

The following table summarizes the status of equity purchases by the Company during the quarter ended June, 2006:

              Small Business Issuer Purchases of Equity Securities

                                Average     Total Shares       Maximum Shares
Time            Total Number     Price     Purchased Under    Remaining Under
Period            of Shares     Paid per    the Publicly       the Publicly
                  Purchased      Share        Announced          Announced
                                          Purchase Program   Purchase Program


5/1/06-5/31/06       2,000       $2.80         2,000             129,845

6/1/06-6/30/06       2,000       $2.70         2,000             127,845



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



        8/03/06                                     /s/  Richard E. Aho
-------------------------                   ------------------------------------
        (Date)                                  Richard E. Aho, President and
                                                   Chief Executive Officer


        8/03/06                                     /s/  Alvin A. Hirsch
-------------------------                   ------------------------------------
        (Date)                              Alvin A. Hirsch, Secretary/Treasurer
                                                and Chief Financial Officer,
                                                Principal Accounting Officer