Form 10QSB
period 2006-09-30
MILE MARKER INTERNATIONAL INC
filed 2006-11-07
CIK 930121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                       ACT
                         Commission file number 0-26150

                         MILE MARKER INTERNATIONAL, INC.
       (Exact name of Small Business Issuer as specified in its charter)

                  Florida                                 11-2128469
                  -------                                 ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No)

                 2121 Blount Road, Pompano Beach, Florida 33069
                    (Address of principal executive offices)

                    Issuer's Telephone Number: (954) 782-0604


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__



                         APPLICABLE ONLY TO CORPORATE ISSUERS

         On September 30, 2006, the Small Business Issuer had outstanding 9,936,117 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes _____ No __X__


                         MILE MARKER INTERNATIONAL, INC.

                                      INDEX
                                                                                               Page No.

PART  I     FINANCIAL INFORMATION

Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets, September 30, 2006,
                    and December 31, 2005  .............................................          4

                    Condensed  Consolidated  Statements of Income,  Three Months
                    ended September 30, 2006, and September 30, 2005 ...................          5

                    Condensed  Consolidated  Statements  of Income,  Nine Months
                    ended September 30, 2006, and September 30, 2005 ...................          6

                    Condensed Consolidated Statements of Cash Flows, Nine
                    Months ended September 30, 2006, and September 30, 2005 ............          7

                    Notes to Condensed Consolidated Financial Statements  ..............       8-10

Item  2.  Management's Discussion and Analysis or Plan of Operation ....................      10-14

Item 3.   Controls and Procedures ......................................................         15


PART II   OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................................         15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................         15

Item 3.    Defaults Upon Senior Securities .............................................         16

Item 4.     Submission of Matters to a Vote of Security Holders ........................         16

Item 5.      Other Information .........................................................         16

Item 6.      Exhibits ..................................................................         16

SIGNATURES .............................................................................         17

CERTIFICATIONS  ........................................................................    18 - 23

                        MILE MARKER INTERNATIONAL, INC.

                                  RISKS AND UNCERTAINTIES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company's control, could negatively affect the Company's revenues, profitability or cash flows in the future. These factors include:

o Demand for the Company's products from its major customers and from U.S. Government entities in particular.
o    Magnitude of price and product competition for the Company's products.
o Effects of weather and natural disasters on demand for the Company's products.
o Effects of foreign political, economic or military developments on the Company's international customer or supplier relationships.
o    Ability to control costs and expenses.
o    Ability to retain qualified personnel.
o Ability to develop and introduce new products and enhanced versions of the Company's products.
o    Ability to operate a foreign subsidiary in China.
o Availability of financing on terms that the Company's operations may require.

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

                                    PART  I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF MILE MARKER INTERNATIONAL, INC.


                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005
                                    UNAUDITED

ASSETS                                                                              2006                2005
                                                                         ----------------------------------------
CURRENT ASSETS
  Cash                                                                            $   172,460        $   172,306

  Accounts Receivable, net of allowance for doubtful
    accounts of $20,690 and $5,175, respectively                                    2,081,733          3,448,848

  Inventories                                                                       7,268,333          6,204,563
  Deferred Tax Asset                                                                   71,687             58,553


  Prepaid Expenses                                                                    229,624            162,507
                                                                         ----------------------------------------
      Total Current Assets                                                          9,823,837         10,046,777

PROPERTY, PLANT AND EQUIPMENT, NET                                                  2,142,309          2,153,436
INTANGIBLE ASSETS, NET                                                                125,323             85,251
OTHER ASSETS                                                                           78,665             92,873
                                                                         ----------------------------------------
        Total Assets                                                              $12,170,134        $12,378,337
                                                                         ========================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable - Line of Credit                                                  $ 5,438,685        $ 4,399,238
  Accounts Payable                                                                    639,778          1,068,321
  Income Taxes Payable                                                                391,925            887,417
  Other Liabilities                                                                    54,973                   -
  Accrued Liabilities                                                                 225,321            222,639
                                                                         ----------------------------------------
      Total Current Liabilities                                                     6,750,682          6,577,615

DEFERRED TAX LIABILITY                                                                 79,817            108,847
                                                                         ----------------------------------------
      Total Liabilities                                                             6,830,499          6,686,462
                                                                         ----------------------------------------
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value; 20,000,000 shares
  authorized, 10,181,117 and 10,215,272 shares issued at
  September 30, 2006 and December 31, 2005, respectively.                              10,181             10,215
Additional Paid-in Capital                                                          1,048,404          1,118,388
Less Treasury Shares (245,000 and 249,155 Shares at Cost)                            (509,830)          (490,270)
Retained Earnings                                                                   4,793,039          5,053,542
Foreign Exchange Translation Adjustments                                               (2,159)                  -
                                                                         ----------------------------------------
      Total Shareholders' Equity                                                    5,339,635          5,691,875
                                                                         ----------------------------------------
Total Liabilities & Shareholders' Equity                                          $12,170,134        $12,378,337
                                                                         ========================================


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        Three Months Ended September 30,
                                    UNAUDITED



                                                                                 2006                2005
                                                                         ----------------------------------------
Sales                                                                             $ 2,816,923        $ 4,464,747
Cost of Sales                                                                       1,744,996          2,504,960
                                                                         ----------------------------------------
              Gross Profit                                                          1,071,927          1,959,787
                                                                         ----------------------------------------
Selling Expenses                                                                      370,781            287,515
                                                                         ----------------------------------------
General and Administrative Expenses
   Salaries and Wages                                                                 679,149            567,789
   Insurance Costs                                                                    155,782            131,265
   Professional Fees                                                                   78,193             46,791
   Depreciation and Amortization                                                       81,837             68,361
   Rent Expense                                                                        49,142             43,147
   Vehicle Expenses                                                                    19,711             21,374
   Research & Development                                                              26,065             13,325
   Other Expenses                                                                      96,419             86,456
                                                                         ----------------------------------------
      Total General and Administrative Expenses                                     1,186,298            978,508
                                                                         ----------------------------------------
              Total Expenses                                                        1,557,079          1,266,023
                                                                         ----------------------------------------
(Loss)/Income from Operations                                                        (485,152)           693,764
                                                                         ----------------------------------------
Interest Expense                                                                      100,075             84,016
                                                                         ----------------------------------------
(Loss)/Income before (Benefit)/Provision for Income Taxes                            (585,227)           609,748

(Benefit)/Provision for Income Taxes                                                  (92,337)           232,017
                                                                         ----------------------------------------
      Net (Loss)/Income                                                             ($492,890)       $   377,731
                                                                         ========================================
Per Share Data:
   Weighted Average Shares Outstanding - Basic                                      9,943,139         10,024,223
   Weighted Average Shares Outstanding - Diluted                                    9,943,139         10,060,833

  (Loss)/Earnings per Common Share - Basic                                             ($0.05)             $0.04
  (Loss)/Earnings per Common Share - Diluted                                           ($0.05)             $0.04


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                         Nine Months Ended September 30,
                                    UNAUDITED


                                                                                 2006                2005
                                                                         ----------------------------------------
Sales                                                                             $15,056,197        $17,966,675
Cost of Sales                                                                       8,991,159          9,889,963
                                                                         ----------------------------------------
              Gross Profit                                                          6,065,038          8,076,712
                                                                         ----------------------------------------
Selling Expenses                                                                    1,288,201          1,012,143
                                                                         ----------------------------------------
General and Administrative Expenses
   Salaries and Wages                                                               2,090,049          2,178,042
   Insurance Costs                                                                    442,066            377,067
   Professional Fees                                                                  260,562            226,565
   Depreciation and Amortization                                                      238,421            203,266
   Rent Expense                                                                       148,637            105,317
   Vehicle Expenses                                                                    63,339             51,567
   Research & Development                                                              58,861             34,193
   Other Expenses                                                                     361,199            326,508
                                                                         ----------------------------------------
      Total General and Administrative Expenses                                     3,663,134          3,502,525
                                                                         ----------------------------------------
              Total Expenses                                                        4,951,335          4,514,668
                                                                         ----------------------------------------
Income from Operations                                                              1,113,703          3,562,044
                                                                         ----------------------------------------
 Interest Expense                                                                     268,510            208,361
                                                                         ----------------------------------------
Income before Provision for Income Taxes                                              845,193          3,353,683

Provision for Income Taxes                                                            482,815          1,247,252
                                                                         ----------------------------------------
      Net Income                                                                  $   362,378        $ 2,106,431
                                                                         ========================================
Per Share Data:
   Weighted Average Shares Outstanding - Basic                                      9,953,558         10,020,666
   Weighted Average Shares Outstanding - Diluted                                    9,968,751         10,084,428

  Earnings per Common Share - Basic                                                     $0.04              $0.21
  Earnings per Common Share - Diluted                                                   $0.04              $0.21


The accompanying notes are an integral part of these financial statements.

                MILE MARKER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                    UNAUDITED

                                                                             2006                2005
                                                                     ----------------------------------------
OPERATING ACTIVITIES:
Net income                                                                   $    362,378        $ 2,106,431
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                                   244,078            227,785
  Deferred income taxes                                                           (42,164)             3,408
  Inventory obsolescense reserves                                                  18,285             12,458
  Bad debt provisions                                                              30,592             20,594
(Increase) decrease in:
    Accounts receivable                                                         1,336,523            648,415
    Inventories                                                                (1,082,055)        (1,967,111)
    Prepaid expenses                                                              (67,116)           (72,437)
    Other assets                                                                   14,450            (52,895)
(Decrease) increase in:
    Accounts payable                                                             (428,543)           164,157
    Income taxes payable                                                         (495,492)          (941,224)
    Other liabilities                                                              54,973                   -
    Accrued liabilities                                                             2,683             10,672
                                                                     ----------------------------------------
Net cash (used in)/ provided by operating activities                              (51,408)           160,253

INVESTING ACTIVITIES:
Additions to intangible assets                                                    (77,007)           (51,120)
Acquisitions of property and equipment - net                                     (196,259)           (77,034)
                                                                     ----------------------------------------
Net cash (used in) investing activities                                          (273,266)          (128,154)

FINANCING ACTIVITIES
Proceeds from (repayment of) short term borrowing - net                         1,039,447          1,634,289
Purchase of treasury stock                                                        (89,578)            (1,750)
Proceeds from common shares sold pursuant to options                                     -            31,500
Payment of dividends                                                             (622,882)        (1,878,926)
                                                                     ----------------------------------------
Net cash provided by/(used in) financing activities                               326,987           (214,887)

Effect of exchange rate fluctuations on cash                                       (2,159)                  -

Increase/(decrease) in Cash                                                           154           (182,788)

Cash at Beginning of Period                                                       172,306            334,208

                                                                     ----------------------------------------
Cash at End of Period                                                        $    172,460        $   151,420
                                                                     ========================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                  $    263,663        $   196,779
   Cash paid during the period for income taxes                              $  1,020,471        $ 2,185,068

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

          Per share data was computed by dividing net income or net loss by the weighted average number of shares outstanding during the period. The diluted share base for the periods ended September 30, 2006 and September 30, 2005, includes incremental shares for stock options outstanding. Potential common stock, when included in the computation of loss per share for the quarter ended September 30, 2006, was anti-dilutive.

NOTE 2: SHAREHOLDERS' EQUITY

        245,000 shares of the Company's common stock were held in the Company's treasury as of September 30, 2006. The Company purchased 16,000 treasury shares during the third quarter for $41,373, purchased 4,000 treasury shares during the second quarter of 2006 for $11,005, and purchased 10,000 treasury shares during the first quarter of 2006 for $37,200. The Company retired and cancelled 34,155 treasury shares during the second quarter of 2006.

NOTE 3: RECLASSIFICATION

         Certain amounts in prior periods have been reclassified for comparative purposes.

NOTE 4: REVENUE POLICIES AND PROCEDURES

          Except for some sales to the U.S. military, revenues are recognized when the Company's products are physically shipped to its customers. Some of the Company's sales contracts with the U.S. military provide for quality control inspection and acceptance by a U.S. Government employee at the Company's plant prior to shipment, at which time the U.S. Government takes possession of the products. Shipping of such U.S. military sales generally occurs within a few days of acceptance. As of September 30, 2006, all of the Company's recorded sales had been shipped, with the only contingencies being product warranties.

         The Company's sales contracts with its customers do not contain any contingency clauses that would cause the Company to retain any risk of loss, except for normal product warranties. The Company's product warranties are limited to certain terms based on type of product: hydraulic motors are warranted for five years, hydraulic and electric winches are generally warranted for two years, electrical components of electric winches are warranted for one year and Spectro Classic hubs are warranted for one year. Provisions for return warranties are made monthly based on an analysis of the cost of actual warranty returns during the period and charged to selling expenses. Warranty returns from all customers totaled $35,741 in the third quarter of 2006, and provisions totaling $35,000 were added to the warranty reserve during the third quarter of 2006. As of September 30, 2006, the Company's warranty reserve balance was $84,830.

NOTE 5: CREDIT RISK

         The Company sets individual credit limits for its customers based on detailed credit investigations, with larger limits requiring a more thorough investigation and approved credit insurance when such credit insurance is available. The Company's management establishes provisions for bad debts quarterly based on a monthly individual customer-by-customer analysis of all aged receivables. All receivables over $500 aged over 90 days are evaluated for the probability of loss, quantified and reserved on a specific identification basis. During the third quarter of 2006, $13,462 of additional reserves were provided for potentially uncollectible receivables based on a customer-by-customer analysis, and $9,834 were written off as bad debts. As of September 30, 2006, the Company's Reserve for Uncollectible Accounts was $20,690.

NOTE 6: CUSTOMER CONCENTRATION RISKS

         During the quarter ended September 30, 2006, only two of the Company's customers accounted for more than 10% of the Company's total quarterly sales.

        During the third quarter of 2006, the Company's largest customer accounted for $478,828, or approximately 17%, of the Company's total sales and $298,744, or approximately 14.3%, of its accounts receivable as of September 30, 2006.

        During the third quarter of 2006, the Company's second largest customer accounted for $338,803, or approximately 12%, of the Company's total sales and $529,256, or approximately 25.4%, of its accounts receivable as of September 30, 2006.

NOTE 7: INVENTORY RESERVES

         The Company establishes reserves quarterly for obsolete and slow-moving inventory based on an item-by-item analysis of inventory levels compared to the movement history of each inventory item. Slow-moving inventory items are reserved in direct proportion to their movement activity over the past two years, i.e., the slowest moving inventory items are reserved the most. Obsolete inventory items are fully reserved. During the third quarter of 2006, additional reserves for obsolete and slow-moving inventory of $3,598 were provided, and no obsolete or slow-moving inventory was disposed of and written off. As of September 30, 2006, this reserve amounted to $105,325.

NOTE 8: LENDER LOAN COVENANTS

         During the quarter ended September 30, 2006, the Company was required by its lender to maintain a minimum Tangible Net Worth of $4,899,706 and a minimum Fixed Charge Coverage Ratio in excess of 1.00. As of September 30, 2006, the Company was in compliance with the Tangible Net Worth requirement and the Fixed Charge Coverage Ratio. Minimum Tangible Net Worth was $4,984,689, and the Fixed Charge Coverage Ratio was 1.12. While the Company has historically received waivers for any technical defaults of these ratios, it is likely that not meeting these covenants and failing to receive a future waiver of a technical default from the lender could result in more restrictive loan terms by the lender.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

           The following table summarizes the Company's results of operations, stated as a percentage of sales, for the nine months and the three months ended September 30, 2006 and September 30, 2005:

                                                         Nine Months             Three Months
                                                     2006        2005          2006         2005
                                                  ------------------------  -------------------------
Sales                                                  100.0%      100.0%        100.0%       100.0%
Cost of Sales                                           59.7%       55.0%         61.9%        56.1%
                                                  ------------------------  -------------------------
      Gross Profit                                      40.3%       45.0%         38.1%        43.9%
Selling Expenses                                         8.6%        5.6%         13.2%         6.4%
General & Administrative Expenses                       24.3%       19.6%         42.1%        21.9%
                                                  ------------------------  -------------------------
      Income/(Loss) from Operations                      7.4%       19.8%        -17.2%        15.6%
Other Expense                                            1.8%        1.2%          3.6%         1.9%
                                                  ------------------------  -------------------------
      Income/(Loss) Before Income Taxes                  5.6%       18.6%        -20.8%        13.7%
Income Taxes                                             3.2%        6.9%         -3.3%         5.2%
                                                  ------------------------  -------------------------
                                                  ------------------------  -------------------------
      Net Income/(Loss)                                  2.4%       11.7%        -17.5%         8.5%
                                                  ========================  =========================

         Sales of $15,056,197 for the nine months ended September 30, 2006, were $2,910,478, or approximately 16%, less than sales of $17,966,675 during the first nine months of 2005. This sales decrease was due chiefly to $3,004,710 less Original Equipment Manufacturer (OEM) sales in the first nine months of 2006 than in the comparable period of 2005. Military sales were $1,442,780 in the first nine months of 2006, compared to $2,589,776 during the same period in 2005, a decrease of $1,146,996, or approximately 44%. However, this military sales decrease was offset by an increase of $1,241,229 in other commercial sales. During the third quarter of 2006, military sales amounted to $181,946, compared to $223,727 during the same period in 2005. The major reasons for the decreases in military sales were the U.S. military budgetary considerations and priorities that have resulted in the deferral of military equipment maintenance during the U.S. Government's 2006 Fiscal Year.

         Commercial sales (including OEM sales ) were $13,613,417 in the first nine months of 2006, compared to $15,376,899 during the same period in 2005, a decrease of $1,763,482, or approximately 11%. $1,606,043 of this decrease occurred in the third quarter as commercial sales fell from $4,241,020 in the third quarter of 2005 to $2,634,977 in the third quarter of 2006, a decrease of approximately 38%. The main reasons for these decreases in commercial sales were reduced orders from the Company's major OEM customer due to a manufacturing shutdown and product line conversion.

       The Company's gross margins on sales decreased from 45% in the first nine months of 2005 to 40.3% in the first nine months of 2006. During the third quarter of 2006, gross margins decreased to 38.1% from 43.9% compared to the third quarter of 2005. These decreases were due to a continuing shift in the Company's product sales mix to more high-volume purchasers of discounted commercial winch products and the impact of increased material costs flowing through the Company's first-in first-out (FIFO) inventory. Cost savings from the Company's China factory expected to be realized have not yet contributed significantly to the Company's overall cost of goods during the third quarter of 2006.

         Selling costs increased by $276,058, or approximately 27%, from $1,012,143 in the first nine months of 2005 to $1,288,201 in the first nine months of 2006, primarily due to greater travel and trade show costs for new product introductions as well as higher sales commissions, sales promotions and warranty costs. During the third quarter of 2006, selling costs increased by $83,266, or approximately 29%, from $287,515 in the third quarter of 2005 to $370,781, primarily due to higher sales promotions, travel costs and warranty costs.

         General and administrative expenses for the nine months ended September 30, 2006, increased by $160,609, or about 5%, from $3,502,525 in the first nine months of 2005 to $3,663,134 in the first nine months of 2006. The increase in general and administrative expenses in the first nine months of 2006 is primarily due to higher insurance, rent and depreciation costs. Offsetting these increases was a decrease in officer salaries due to the elimination of the annual performance bonuses for the Company's officers in 2006.

         For the three months ended September 30, 2006, general and administrative expenses increased by $207,790, or about 21%, from $978,508 in the third quarter of 2005 to $1,186,298 in the third quarter of 2006. This increase from the third quarter of 2005 resulted primarily from an increase of $111,360 in salaries and wages, $31,402 in higher professional fees and $30,727 higher health insurance costs.

         The Company's results of operations for the first nine months of 2006 reflected operating income of $1,113,703 compared to income from operations of $3,562,044 during the same period in 2005, a decrease of $2,448,341, or approximately 69%. Other expenses, consisting of interest, were $60,149 more in the first nine months of 2006 than the comparable period in 2005 primarily due to higher interest rates on higher working capital borrowings. During the nine months ended September 30, 2006, the Company recorded income before taxes of $845,193 compared to income before taxes of $3,353,683 during the same period in 2005. The Company's net income of $362,378 after taxes in the first nine months of 2006 was $1,744,053, or approximately 83%, lower than net income of $2,106,431 for the first nine months of 2005. Net income in the first nine months of 2006 represented earnings per share of $0.04, both primary and fully diluted, compared to $0.21 earnings per share during the same period in 2005.

         During the third quarter of 2006, the Company's results of operations reflected an operating loss of $485,152, compared to income from operations of $693,764 during the same period in 2005. Other expenses, consisting principally of interest, were $16,059 more in the third quarter of 2006 than the comparable period in 2005, primarily due to higher interest rates on higher working capital borrowings. During the three months ended September 30, 2006, the Company recorded a loss before taxes of $585,227 compared to income before taxes of $609,748 during the same period in 2005. The Company incurred a net loss of $492,890 after taxes in the third quarter of 2006, compared to net income after taxes of $377,731 during the third quarter of 2005. The net loss for the three months ended September 30, 2006, represented a loss of $0.05 per common share, both primary and fully diluted, compared to earnings of $0.04 per share during the same period in 2005.

         The  primary  reason  for the net  loss in the  third  quarter  of 2006 compared to the comparable period in 2005 was the negative effect of significantly lower sales and gross margins in 2006 on the Company's operating leverage. The main contributing factors for the sales decrease were the significant decrease in OEM orders and the lack of significant direct military sales. OEM sales declined from $2,523,790 in the third quarter of 2005 to $478,828 in the same period in 2006, a decrease of $2,044,962, or approximately 81%, due to a manufacturing shutdown in July and product line conversion. All other commercial sales increased by $438,919, or approximately 26%, from $1,717,230 in the third quarter of 2005 to $2,156,149 in the third quarter of 2006 despite the negative effect of seasonal factors.

          As we have previously noted, the Company's financial results are heavily influenced by significant periodic sales to the U.S. military of replacement winches for the refurbishing of existing Humvees. During 2006, the Company's investments in inventory, staff and facilities have been based on a much higher level of anticipated military sales due to the substantial backlog of unfilled potential military orders. While there were only $181,946 in military sales in the third quarter of 2006, the Company's total sales in the future will continue to be affected considerably by the receipt of new military orders for replacement winches under its four outstanding military winch contracts totaling over $47 million of potential orders through February of 2010. The military is not required to order any more winches under its contracts with the Company. Even if, as the Company anticipates, the military does place additional orders for such winches, the timing and size of such potentially large orders is intermittent and unpredictable, nor are the order quantities guaranteed or assured. However, the Company must be prepared to meet such orders on a timely basis when they are received pursuant to the contracts. The 2007 Department of Defense Appropriations Act was signed into law by the President on September 29, 2006. Media reports have indicated that the US Army's equipment budget for Fiscal Year 2007 is expected to be substantially more than was budgeted in previous years, that $5 billion of previous years' allocations for equipment expenses have been deferred and that many Humvee vehicles were waiting for funding for repair and refurbishing during the fiscal year beginning October 1, 2006. Any major military orders received for replacement winches would be expected to provide opportunities for substantial increases in sales and profits, while the lack of such additional military orders would have a material adverse effect on the Company's future sales, profits and cash flow.

       The Company's basic sales strategy continues to be increasing both hydraulic and electric winch sales to various commercial markets with the addition of new winch models and electronic products, while continuing to sell more of its hydraulic winches to OEM customers. Military winch sales could supplement such commercial sales very dramatically.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital decreased by $396,007 to $3,073,155 on September 30, 2006, from $3,469,162 on December 31, 2005, and the Company's current ratio decreased to 1.46 at September 30, 2006, compared to 1.53 at December 31, 2005. The Company's current assets decreased by $222,940 to $9,823,837 at September 30, 2006, compared to $10,046,777 at December 31, 2005. Most of this decrease in current assets was due to a decrease of $1,367,115 in accounts receivable from December 31, 2005, levels, offset by $1,144,175 of increases in other current assets, primarily inventories, which increased by $1,063,770.

        The Company's current liabilities increased by a net $173,067, from $6,577,615 on December 31, 2005, to $6,750,682 on September 30, 2006. Decreases
of $495,492 in income taxes payable and $428,543 in accounts payable were offset by increased borrowings of $1,039,447. Borrowings under the Company's working capital line of credit increased from $4,399,238 on December 31, 2005, to $5,438,685 on September 30, 2006. The higher borrowings essentially funded the increase in inventories noted above.

        During the first nine months of 2006, the Company's operating activities used $51,408 of cash flow. Major cash uses during this period were $1,082,055 for higher inventories, $622,882 for dividends to shareholders in the first quarter, $196,259 for capital expenditures and $89,578 for the purchase of Company stock. The Company has no material commitments outstanding for major capital expenditures during 2006, but the Company may purchase more of its common stock, as it has been doing since 2002. The Company's ability to have adequate liquidity and capital for its foreseeable operational needs is dependant upon its ability to increase its borrowing capacity in the fourth quarter and to process substantial military orders while simultaneously growing its commercial business. The Company's management is actively addressing all these factors while managing its existing liquidity and capital.

         The Company has historically paid out a substantial portion of its earnings in the form of dividends to its shareholders. However, the Company did not pay a dividend during the second or third quarter of 2006. While the Company intends that it will again pay quarterly cash dividends in the foreseeable future, its ability to do so is subject to adequate earnings, periodic determinations that such cash dividends are in the best interest of its shareholders, and that the Company's capital and lender requirements are being satisfied. Our dividend policy will be affected by, among other matters, the views of our management and Board of Directors on the anticipated earnings of the Company and the Company's overall financial condition.

        The Company's cash balances did not change significantly from a December 31, 2005, level of $172,306 to $172,460 on September 30, 2006, due to the timing of deposits in transit. The Company seeks to minimize its cash balances by employing an efficient cash management system utilizing a zero balance disbursement account funded by the Company's credit facility at the time outstanding checks are presented and paid.

       The Company has a $7,000,000 working capital line of credit from a lender at an interest rate of 2.40% above the One Month London Interbank Offered Rate with a maturity date of April 30, 2007. In addition, this lender has also provided the Company with a 10-year $1,260,000 revolving line of credit secured by the Company's warehouse and office building that was fully repaid in June of 2004, but it remains available for term borrowings on a declining balance basis.

ITEM 3.    CONTROLS AND PROCEDURES

      As stated in the certifications in Exhibit 31 of this Report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company's internal control over financial reporting that occurred during the Company's third quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

      a.   Unregistered Sales of Equity Securities - None

      b. Purchase of Equity Securities by Small Business Issuer

The following table summarizes the status of equity purchases by the Company during the quarter ended September 30, 2006:

              Small Business Issuer Purchases of Equity Securities

                                            Average        Total Shares              Maximum Shares
Time                Total Number            Price          Purchased Under           Remaining Under
Period              of Shares               Paid per       the Publicly              the Publicly
                    Purchased               Share          Announced                 Announced
                                                           Purchase Program          Purchase Program
7/1/06-7/31/06          6,000                $2.73               6,000                     123,845
8/1/06-8/31/06          8,000                $2.50               8,000                     115,845
9/1/06-9/30/06          2,000                $2.50               2,000                     113,845

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM  5.   OTHER INFORMATION

                None

ITEM  6    EXHIBITS


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



MILE  MARKER  INTERNATIONAL, INC.
                       (Registrant)



  11/03/06            /s/  Richard E. Aho
-----------           -------------------------------------------------------
    (Date)            Richard E. Aho, President and
                         Chief Executive Officer

  11/03/06            /s/  Alvin A. Hirsch
-----------           -------------------------------------------------------
    (Date)             Alvin A. Hirsch, Secretary/Treasurer
                       and Chief Financial Officer
                       Principal Accounting Officer